Form 10-K
period 2005-12-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2006-03-21
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark one:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the eleven months ended December 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers:

001-32701

333-127115

EMERGENCY MEDICAL SERVICES CORPORATION

EMERGENCY MEDICAL SERVICES L.P.

(Exact name of Registrant as Specified in its Charter)

Delaware	20-3738384 20-2076535
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
6200 S. Syracuse Way Suite 200 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 303-495-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2005, 9,247,200 shares of the Company’s class A common stock, par value $0.01 per share, were outstanding. As of December 31, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the closing price for the registrant’s class A common stock, on the New York Stock Exchange on such date was approximately $123.9 million (9,247,200 shares at a closing price per share of $13.40).

Shares of class A common stock outstanding at March 8, 2006 — 9,247,200; shares of class B common stock outstanding at March 8, 2006 — 142,545; LP exchangeable units outstanding at March 8, 2006 — 32,107,500,

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2006 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2005 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT

ON FORM 10-K

FOR THE ELEVEN MONTHS ENDED

DECEMBER 31, 2005

EMERGENCY MEDICAL SERVICES CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

This Annual Report on Form 10-K contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

•	the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates,

•	the adequacy of our insurance coverage and insurance reserves,

•	potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry,

•	our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians,

•	the effect of changes in rates or methods of third party reimbursement,

•	our ability to generate cash flow to service our debt obligations,

•	the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment,

•	the loss of services of one or more members of our senior management team,

•	the outcome of government investigations of certain of our business practices,

•	our ability to successfully restructure our operations to comply with future changes in government regulation,

•	our ability to perform services previously performed for us by Laidlaw,

•	the loss of existing contracts and the accuracy of our assessment of costs under new contracts,

•	the high level of competition in our industry,

•	our ability to maintain or implement complex information systems,

•	our ability to implement our business strategy,

•	our ability to obtain adequate bonding coverage, and

•	our ability to successfully integrate strategic acquisitions, if any.

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers should review carefully Item 1A, “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for a more complete discussion of these and other factors that may affect our business.

PART 1.

ITEM 1. BUSINESS

Company Overview

Emergency Medical Services Corporation (“EMSC”, “we”, “us”, “our”, or the “Company”) is a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands, which represent American Medical Response, Inc. and EmCare Holdings Inc., respectively. AMR, with 50 years of operating history, is the leading provider of ambulance services in the United States based on net revenue and number of transports. EmCare, with 33 years of operating history, is the leading provider of outsourced emergency department staffing and related management services in the United States, based on number of contracts with hospitals and affiliated physician groups. Approximately 87% of our net revenue for the eleven months ended December 31, 2005 (referred to herein as “fiscal 2005”) was generated under exclusive contracts. During the eleven months ended December 31, 2005, we provided emergency medical services to approximately 8.8 million patients in more than 2,000 communities nationwide and generated net revenue of $1.655 billion, of which AMR and EmCare represented 64% and 36%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2005.

We offer a broad range of essential emergency medical services through our two business segments:

	AMR	EmCare
Core Services:	Pre- and post-hospital medical transportation	Hospital-based services

	Emergency (“911”) ambulance transports	Emergency department staffing and related management services

	Non-emergency ambulance transports	Hospitalist and radiology services

Customers:	Communities	Hospitals

	Government agencies	Independent physician groups

	Healthcare facilities	Attending medical staff

Insurers

National Market Position:	#1 provider of ambulance transports	#1 provider of outsourced emergency department services

	8% share of total ambulance market	6% share of emergency department services market

	21% of private provider ambulance market	9% of outsourced emergency department services market

Number of Contracts: at December 31, 2005	155 “911” contracts 2,700 non-emergency transport contracts	335 hospital contracts

Volume for eleven months ending December 31, 2005:	3.2 million transports	5.6 million patient visits

General Development of our Business

Company History

American Medical Response, Inc., or AMR, was founded in 1992 through the consolidation of several well-established regional ambulance companies, and since then has grown through more than 200 acquisitions. In February 1997, AMR merged with another leading ambulance company and became the largest ambulance service provider in the United States.

EmCare Holdings Inc., or EmCare, was founded in Dallas, Texas in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990’s.

AMR and EmCare were acquired by Laidlaw International, Inc., previously Laidlaw Inc. (“Laidlaw”), in 1997 and became wholly-owned subsidiaries.

Effective January 31, 2005, an investor group led by Onex Partners LP and Onex Corporation (“Onex”), and including members of our management, purchased our operating subsidiaries — AMR and EmCare — from Laidlaw through a holding company, Emergency Medical Services L.P., or EMS LP, a limited partnership formed at the time of this acquisition.

The purchase price for AMR and EmCare totaled $828.8 million. We funded the purchase price and related transaction costs with equity contributions of $219.2 million, the issuance and sale of $250.0 million principal amount of our senior subordinated notes and borrowings under our senior secured credit facility, including a term loan of $350.0 million and $20.2 million under our revolving credit facility.

From the completion of our acquisition of AMR and EmCare we operated through the holding company, EMS LP, until the formation of EMSC, which is a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005 which resulted in AMR, EmCare and EMS LP becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of EMS LP. We own 22.6%, and Onex owns 77.4%, of the equity in EMS LP. Onex’s equity interest is held through LP exchangeable units that are immediately exchangeable for, and substantially equivalent to, our class B common stock.

We used $99.1 million of the net proceeds from our initial public offering of class A common stock to repay amounts outstanding under our senior secured credit facility.

Description of our Business

Industry

According to the Centers for Medicare and Medicaid Services, or CMS, national healthcare spending increased 7.3% to $1.7 trillion in 2003, and increased 8.6% in 2002. This represents faster growth than the overall economy, which grew 4.8% and 3.4% during 2003 and 2002, respectively, as measured by the growth of the gross domestic product. As of the date of this Form 10-K, fiscal 2004 and 2005 statistics are not available.

Hospital care represents the largest individual segment of the healthcare industry, accounting for an estimated 30.8% of total healthcare spending in 2003. Hospital care expenditures increased 5.1% to $511 billion in 2003. CMS estimates that hospital care expenditures will increase to approximately $934 billion by 2013, representing a compound annual growth rate of 6.1% from 2003. The aging population and longer life expectancy are increasing demand for healthcare services in the United States, and hospitals are expected to be among the principal beneficiaries.

Emergency Medical Services Industry

We operate in the ambulance and emergency department services markets, two large and growing segments of the emergency medical services market. By law, most communities are required to provide emergency ambulance services and most hospitals are required to provide emergency department services. Emergency medical services are a core component of the range of care a patient could potentially receive in the pre-hospital and hospital-based settings. Accordingly, we believe that expenditures for emergency medical services will continue to correlate closely to growth in the U.S. hospital market. Approximately 43% of all hospital admissions originated from the emergency department in 2003, and a substantial portion of patients enter the emergency department by way of ambulance transport. We believe that the following key factors will continue to drive growth in our emergency medical services markets:

•	Increase in outsourcing. Communities, government agencies and healthcare facilities are under significant pressure both to improve the quality and to reduce the cost of care. The outsourcing of certain medical services has become a preferred means to alleviate these pressures.

•	From 2000 to 2003, we believe outsourced emergency department services increased from 55% to 67% of total emergency department services.

•	From 1999 to 2003, the percentage of emergency medical transportation services supplied by private ambulance providers increased from 34% to 39% in the country’s largest 200 cities.

•	Favorable demographics. The growth and aging of the population will be a significant demand driver for healthcare services, and we believe it will result in an increase in ambulance transports, emergency department visits and hospital admissions.

•	The U.S. Census Bureau estimates that the number of Americans over 65 will increase to 39 million by 2010 from 31 million in 1990. It is also expected that Americans over the age of 65 will increase from one in eight Americans in 2000 to one in five by 2030.

•	A 2003 CDC Emergency Department Summary noted that patients aged 65 or over represent 38% of patients delivered to emergency departments by ambulance. Emergency department visits for persons aged 65 or over increased to 17.5 million in 2003, a 26% increase from 1993.

•	Increased federal funding for disaster preparedness and other federal programs. The United States government has increased its focus on our nation’s ability to respond quickly and effectively to emergencies, including both terrorist attacks and natural disasters. Federal programs, such as Homeland Security, FEMA and funding for services for undocumented aliens, have made increased funding available for emergency services.

Additional factors that may affect the emergency medical services industry are described elsewhere in this report. See Item 1A, “Risk Factors — Risk Factors Related to Healthcare Regulation” and “Business — Regulatory Matters.”

Ambulance Services

We believe the ambulance services market represents annual expenditures of approximately $12 billion. The ambulance services market is highly fragmented, with more than 14,000 private, public and not-for-profit service providers accounting for an estimated 36 million ambulance transports in 2004. There are a limited number of regional ambulance providers and we are one of only two national ambulance providers.

Ambulance services encompass both 911 emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians, or EMTs, to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics and EMTs to transport patients between healthcare facilities or between facilities and patient residences. Given demographic trends, we expect the total number of ambulance transports to continue to grow at a steady rate of 1% to 2% per year.

911 emergency response services are provided primarily under long-term contracts with communities and government agencies. Non-emergency services generally are provided pursuant to non-exclusive contracts with healthcare facilities, managed care and insurance companies. Usage tends to be controlled by the facility discharge planners, nurses and physicians who are responsible for requesting transport services. Non-emergency services are provided primarily by private ambulance companies. Quality of service, dependability and name recognition are critical factors in winning non-emergency business.

Due to increased demand for effective use of technology, cost-efficient services, improved patient outcomes and emergency preparedness and response, we believe that the current trend by communities and hospitals to outsource ambulance services will contribute to growth for private providers. According to the Journal of Emergency Medical Services, the percentage of emergency medical transportation services delivered by private ambulance providers in the nation’s 200 largest cities increased from 34% in 1999 to 39% in 2003. Furthermore, we expect private providers to benefit as hospitals continue to outsource more of their ambulance services due to changes in reimbursement rates and increased use of outpatient services.

Emergency Department Services

We believe the physician reimbursement component of the emergency department services market represents annual expenditures of approximately $10 billion. There are approximately 4,700 hospitals in the United States that operate emergency departments, of which approximately 67% of these hospitals outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers. We believe we are one of only five national providers.

Between 1993 and 2003, the total number of patient visits to hospital emergency departments increased from 90.3 million to 113.9 million, an increase of 26%. At the same time, the number of hospital emergency departments declined 12%. As a result, the average number of patient visits per hospital emergency department increased substantially during that period. We believe these trends are resulting in an increased focus by hospitals on their emergency departments. As the per hospital demand for emergency department visits continues to increase, we believe that more hospitals will turn to well-established providers, such as EmCare, which have a demonstrated track record of improving productivity and efficiency while providing high quality care.

Business Segments and Services

We operate our business and market our services under our two business segments: AMR and EmCare. We provide ambulance transport services in 35 states and the District of Columbia and provide services to emergency department and hospitalist programs in 39 states.

We believe that our operational structure enhances service delivery and maintains favorable contact with key decision-makers and community leaders. Each region provides operational support and management of our local business operating sites and facilities. Our regional management is responsible for growing the business in the region, overseeing key community and facility relationships, managing labor and employee relations and providing regional support activities to our operating sites.

We provide strategic direction and planning, centralized financial support, payroll administration, legal services, human resources, coordinated marketing and purchasing efforts and risk management through our National Resource Center. We also support our operating sites with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections processes.

The following is a detailed business description for our two business segments.

AMERICAN MEDICAL RESPONSE

American Medical Response, Inc., or AMR, is the leading provider of ambulance services in the United States. AMR and our predecessor companies have a long history in emergency medical services, having provided services to some communities for more than 50 years. As of December 31, 2005 we had an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During the eleven months ended December 31, 2005, AMR treated and transported approximately 3.2 million patients in 35 states utilizing more than 4,400 vehicles that operated out of more than 200 sites. AMR has approximately 2,900 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR’s broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies. AMR has made significant investments in technology, customer service programs, employee training and risk mitigation programs to deliver a compelling value proposition to our customers, which has led to what we believe is our industry-leading contract retention rate of 99% and significant new contract wins for the eleven months ended December 31, 2005.

For the eleven months ended December 31, 2005, approximately 58% of AMR’s net revenue was generated from emergency 911 ambulance services, which include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 32% of AMR’s net revenue for the same period, with the balance generated from the provision of training, dispatch centers and other services to communities and public safety agencies.

As derived from our annual consolidated or combined financial statements found elsewhere in this report, AMR’s revenues, income from operations, and total assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the
	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31,
			2004	2003
Net revenue	$1,059,725	$455,059	$1,054,800	$1,007,151
Income from operations	49,314	17,465	41,928	16,694
Total assets	807,874	645,441	628,635	605,268

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on AMR’s financial results.

We have been instrumental in the development of protocols and policies applicable to the emergency services industry. We believe our key business competencies in communications and logistics management and our partnerships with local fire departments enable us to operate profitably in both large and small communities and position us to continue our growth organically.

We provide substantially all of our ambulance services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

Services

We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

Emergency Response Services (911). We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to

911 calls in the designated area within a specified response time. We utilize two types of ambulance units — Advanced Life Support, or ALS, units and Basic Life Support, or BLS, units. ALS units, which are staffed by two paramedics or one paramedic and an emergency medical technician, or EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the medical situation.

Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments rather than compete with them to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 18% of AMR’s net revenue for the eleven months ended December 31, 2005.

Non-Emergency Transport Services. With non-emergency services, we provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi- exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the “preferred” provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

Non-emergency transport services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports, and (iii) other inter-facility transports.

•	Critical care transports are provided to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our medical specialists or by an employee of a healthcare facility to attend to a patient’s specific medical needs.

•	Wheelchair and stretcher-car transports are non-medical transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation, or CPR.

•	Other inter-facility transports, that require advanced or basic levels of medical supervision during transfer, may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments (such as magnetic resonance imaging, or MRI, testing, CAT scans, dialysis or chemotherapy treatment) available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient’s needs.

Other Services. In addition to our 911 emergency and non-emergency ambulance services, we provide the following services:

•	Dispatch Services. Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, aeromedical transport programs and others.

•	Event Medical Services. We provide medical stand-by support for concerts, athletic events, parades, conventions, international conferences and VIP appearances in conjunction with local and federal law enforcement and fire protection agencies. We have contracts to provide stand-by support for numerous sports franchises, as well as for various NASCAR events, Hollywood production studios and other specialty events.

•	Managed Transportation Services. Managed care organizations and insurance companies contract with us to manage various of their medical transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

•	Paramedic Training. We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training school in the United States and the only accredited institution of its size, with over 500 graduates each year.

Medical Personnel and Quality Assurance

Approximately 72% of our 18,600 employees have daily contact with patients, including approximately 5,300 paramedics, 7,700 EMTs and 300 nurses. Paramedics and EMTs must be state-certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 140 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Once this program is completed, state-certified EMTs are then eligible to participate in a state-certified paramedic training program. The average paramedic program involves over 1,000 hours of academic training in advanced life support and assessment skills.

In most communities, local physician advisory boards develop medical protocols to be followed by paramedics and EMTs in a service area. In addition, instructions are conveyed on a case-by-case basis through direct communications between the ambulance crew and hospital emergency room physicians during the administration of advanced life support procedures. Both paramedics and EMTs must complete continuing education programs and, in some cases, state supervised refresher training examinations to maintain their certifications.

We maintain a commitment to provide high quality pre- and post-hospital emergency medical care. In each location in which we provide services, a medical director, who usually is a physician associated with a hospital we serve, monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards.

Our commitment to quality is reflected in the fact that 15 of our dispatch centers across the country are accredited by the Commission on Accreditation of Ambulance Services, or CAAS, representing 15% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

Our internal patient billing services, or PBS, offices located across the United States invoice and collect for our services. We receive payment from the following sources:

•	the federal and state governments, primarily under the Medicare and Medicaid programs,

•	health maintenance organizations, preferred provider organizations and private insurers,

•	individual patients, and

•	community subsidies and fees.

The table below presents the approximate percentages of AMR’s net revenue from the following sources:

	Percentage of AMR Net Revenue
	Eleven Months Ended December 31, 2005	Year Ended August 31,
		2004	2003
Medicare	31%	33%	33%
Medicaid	6	6	6
Commercial insurance/ managed care	47	45	44
Self-pay	5	5	6
Subsidies/ fees	11	11	11

Total net revenue	100%	100%	100%

See “Business — Regulatory Matters — Medicare, Medicaid and Other Government Program Reimbursement” for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

We have substantial experience in processing claims to third party payors and employ a billing staff trained in third party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to tailor the submission of claims to Medicare, Medicaid and certain other third party payors and has the capability to electronically submit claims to the extent third party payors’ systems permit. This system also provides for tracking of accounts receivable and status pending payment. When collecting from individuals, we sometimes use an automated dialer that pre-selects and dials accounts based on their status within the billing and collection cycle, which we believe improves our collection rate.

Companies in the ambulance services industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, “Risk Factors — Risk Factors Related to Healthcare Regulation — Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.”

State licensing requirements, as well as contracts with communities and healthcare facilities, typically require us to provide ambulance services without regard to a patient’s insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts is considered in negotiating a government-paid subsidy to provide for uncompensated care, and permitted rates under contracts with a community or government agency.

A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers’ pre-existing “reasonable charge” reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, with full transition to the national fee schedule rates to be effective January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in some regions, the Medicare Modernization Act established regional rates, certain of which are higher than the BBA’s national rates, and provided for the blending of the regional and national rates until January 1, 2010. Other rate provisions included in the Medicare Modernization Act provide further temporary mitigation of the impact of the BBA decreases, including a provision that provides for 1% to 2% increases for blended rates for the period from January 1, 2004 through December 31, 2006. Because the Medicare Modernization Act relief is of limited duration, we will continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue for the fiscal years ended August 31, 2003 and 2004 of approximately $20 million and $11 million, respectively, resulted in an increase in AMR’s net revenue of approximately $16 million during calendar year 2005, and will result in a decrease in AMR’s net revenue of approximately $18 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totaling approximately $11 million for the period 2007 through 2010. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our revenue.

See “Regulatory Matters — Medicare, Medicaid and Other Government Program Reimbursement” for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

As of December 31, 2005, we had approximately 155 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. We have improved our contract retention rate to 99% for fiscal 2005 compared to 81% in fiscal 2001. In fiscal year ended December 31, 2005, our top ten 911 contracts accounted for approximately $273.5 million, or 25.8% of AMR’s net revenue. We have served these ten customers on a continual basis for an average of 34 years.

Our 911 emergency response contracts typically specify maximum fees we may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates we are permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, we receive from a community or government agency depend in large part on the nature of the services we provide, payor mix and performance requirements.

We have approximately 2,700 contracts to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We also provide a significant portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

Non-emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan’s network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider’s members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. Our scale and broad geographic footprint enable us to contract on a national and regional basis with managed care and insurance companies. We have contracts with large healthcare networks and insurers including Kaiser, Aetna, Healthnet, Cigna and SummaCare.

We believe that communities, government agencies, healthcare facilities, managed care companies and insurers consider the quality of care, historical response time performance and total cost to be among the most important factors in awarding and renewing contracts.

Dispatch and Communications

Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management, or SSM technology, to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 52 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

Emergency Transport. Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center which, in turn, dispatches ambulances to the scene. While the ambulance is en-route to the scene, the ambulance receives information concerning the patient’s condition prior to the ambulance’s arrival at the scene. Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient’s condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, that also may be responding to a call.

Non-Emergency Transport. Requests for non-emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick-up time. We are also offering on-line, web-enabled transportation ordering to certain facilities. We use our Millennium software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

Management Information Systems

We support our regions with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections processes and financial support functions. Our recently developed technology solutions provide information for operations personnel, including real-time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

We have three management information systems that we believe have significantly enhanced our operations — our e-PCR technology, our Millennium call-taking system and our SSM ambulance positioning system.

e-PCR. In those operating sites where we have implemented it, our e-PCR technology has enhanced the process of capturing clinical patient data. The electronic record replaces the paper patient care record and provides the paramedic with clinical flowcharts to document each assessment and procedure performed. The technology also integrates patient clinical and demographic information with billing information, allowing the ambulance crew to ensure that patient information is updated at the scene. Billing information can be transmitted electronically while the ambulance is en-route, thus reducing the billing cycle time and the cost associated with the manual input of patient care record information. Our initial implementation of this technology has improved our ability to capture billable revenue and decrease our billing costs. We currently employ e-PCR technology on ruggedized laptops in eight of our operating sites and we plan to implement it in four additional operating sites through 2006. This technology currently is available in operating sites that accounted for approximately 10% of AMR’s ambulance transports and approximately 13% of AMR’s net revenue for the eleven months ended December 31, 2005.

Millennium. Our proprietary Millennium system is a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies. The system is designed to make certain medical necessity and benefit level determinations prior to transport. These determinations can be customized to fit an individual customer’s needs. Customers call a single toll-free telephone number and are routed to the appropriate AMR call center. The telephone system is integrated into the Millennium application, which gives the answering agent specific call information, including customized greetings, patient information and priority of the call. The system logic verifies whether the transport is authorized by the health plan. If the transport is determined to be appropriate, the system then assigns a response time and level of service based on the information obtained from the requestor. For the eleven months ended December 31, 2005, we utilized Millennium for approximately 201,000 transactions resulting in 194,000 transports in the period.

SSM. Our SSM technology enables us to use historical data on fleet usage patterns to predict where our emergency transport services are likely to be required. SSM also creates a visual display of current demand, allowing us to position our ambulance units more effectively. This flexible deployment allows us to improve response times and increase asset utilization. Additionally, we have recently begun to implement “real-time” SSM. This state-of-the-art SSM technology will allow us to continuously position our ambulances in optimized locations, thereby further improving response times and maximizing asset utilization.

Sales and Marketing

Our 100-person sales and marketing team is comprised of two distinct groups — one focused primarily on contract retention and the other on generating new sales. Many of our sales and marketing employees are former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well-qualified to understand the needs of our customers. Our sales force is incentivized through a compensation package that includes base salary and bonus potential based on achieving specified performance targets.

We continue to seek expansion in both the geographic markets we serve and the scope of services we provide in existing markets. Ownership of the local emergency response contract can be advantageous to us when bidding for non-emergency business, because our existing fleet of ambulances and dispatch centers maintained for emergency response can also be used for non-emergency business. For the same reason, our ownership of a successful non-emergency business can be advantageous to us when trying to unseat an incumbent emergency response operator or to obtain a contract in a newly privatized market.

We respond to requests for proposals that generally include demographic information of the community or facilities, response time parameters, vehicle and equipment requirements, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, AMR’s management team ensures that the proposal is in line with certain financial and service parameters. Management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

Risk Management

We are committed to the safety of our employees and the patients and communities we serve. Our commitment is manifested in our World Class Safety Program, which has gained distinction with the National Safety Council and has served as a benchmark for other companies. This program consists of two important goals:

•	To be the leader for safety in the emergency medical services industry, and

•	To be recognized as a leader for safety among all industries.

Our World Class Safety Program is built upon five important components:

•	Selecting highly qualified employees,

•	Providing exemplary safety policies and programs to control losses,

•	Effective training and education programs,

•	Accountability of management and employees for safety of the operation, and

•	Continuous review of new opportunities and existing programs for improvement.

We train and educate all new employees about our safety programs including, among others, emergency vehicle operations, various medical protocols, use of equipment and patient focused care and advocacy. Our safety training also involves continuing education programs and a monthly safety awareness campaign. We also work directly with manufacturers to design equipment modifications that enhance both patient and clinician safety.

Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to all incidents we believe may result in a claim. Operations supervisors submit documentation of such incidents to the third party administrator handling the claim. We have a dedicated liability unit with our third party administrator which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

We utilize an on-board monitoring system, RoadSafety, which measures operator performance against our safe driving standards. Our operations using RoadSafety have experienced improved driving behaviors within 90 days of installation. RoadSafety has been implemented in approximately 60% of our vehicles in emergency response markets.

Competition

Our predominant competitors are fire departments, with 38% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate, rather than compete, with fire departments to increase the number of communities we serve.

Competition in the ambulance transport market is based primarily on:

•	pricing,

•	the ability to improve customer service, such as on-time performance and efficient call intake,

•	the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

•	billing and reimbursement expertise.

Our largest competitor, Rural/Metro Corporation, is the only other national provider of ambulance transport services and generates ambulance transport revenue less than half of AMR’s net revenue. Other private provider competitors include Southwest Ambulance in Arizona and New Mexico, Acadian Ambulance Service in Louisiana and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

Workers Compensation, Auto and General Liability. For periods prior to September 1, 2001, we were fully-insured for our workers compensation, auto and general liability programs through Laidlaw’s captive insurance program. We have retained liability for the first $1 million to $2 million of the loss under these programs since September 1, 2001, through ACE American Insurance Co. and Laidlaw’s captive insurance program during this period. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

Professional Liability. For periods prior to April 15, 2001, we are insured for our professional liability claims through third party insurers. Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, and covers the first $5 to $5.5 million for policy periods after April 15, 2002. In addition, we have umbrella policies with third party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million for each separate policy period.

Environmental Matters

We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials and pollution and the protection of the environment, including those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. We believe our current operations are in substantial compliance with all applicable environmental requirements and that we maintain all material permits required to operate our business.

Certain environmental laws impose strict, and under certain circumstances joint and several, liability for investigation and remediation of the release of regulated substances into the environment. Such liability can be imposed on current or former owners or operators of contaminated sites, or on persons who dispose or arrange for disposal of wastes at a contaminated site. Releases have occurred at a few of the facilities we lease as a result of historical practices of the owners or former operators. Based on available information, we do not believe that any known compliance obligations, releases or investigations under environmental laws or regulations will have a material adverse effect on our business, financial position and results of operations. However, there can be no guarantee that these releases or newly discovered information, more stringent enforcement of or changes in environmental requirements, or our inability to enforce available indemnification agreements will not result in significant costs.

Employees

The following is the break down of our employees by job classification as of December 31, 2005.

Job Classification	Full-time	Part-time	Total
Paramedics	3,466	1,872	5,338
Emergency medical technicians	5,202	2,533	7,735
Nurses	138	168	306
Support personnel	4,550	715	5,265

Total	13,356	5,288	18,644

Approximately 48% of our employees are represented by 41 collective bargaining agreements. Fourteen of these collective bargaining agreements, representing approximately 4,100 employees, are subject to renegotiation in 2006. We believe we have a good relationship with our employees. We have increased our employee retention to 81% in the eleven months ended December 31, 2005 from 65% in fiscal 2002. We have never experienced any union-related work stoppages.

EMCARE

EmCare is the largest provider of outsourced emergency department staffing and related management services to healthcare facilities in the United States. As of December 31, 2005 EmCare had a 6% share of the total emergency department services market and a 9% share of the outsourced emergency department services market. During the eleven months ended December 31, 2005, EmCare had approximately 5.6 million patient visits in 39 states. EmCare has 335 contracts with hospitals and independent physician groups to provide emergency department and hospitalist staffing, management and other administrative services. We believe that EmCare’s successful physician recruitment and retention, high level of customer service and advanced risk management programs have resulted in an improvement in our contract retention rate from 74% in 2001 to 88% in fiscal 2005. We have added 84 net new contracts since 2001.

EmCare primarily provides emergency department staffing and related management services to healthcare facilities. We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide professional services to the hospitals with whom we contract. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide unbundled management services such as billing and collection, recruiting, risk management and certain other administrative services.

In addition, we have become one of the leading providers of hospitalist services. A hospitalist is a physician who specializes in the care of acutely ill patients in an in-patient setting. While we have provided limited hospitalist services for the past 10 years, it is only in the last 2 years that we have focused on expanding this program. We have increased our hospitalist programs from 8 contracts at August 31, 2003 to 26 contracts at December 31, 2005, increasing our net revenue for this program from approximately $7.2 million in fiscal 2001 to approximately $28.7 million, or approximately 4.8% of EmCare’s net revenue, for fiscal 2005. As of December 31, 2005, we independently contracted with or employed approximately 189 hospitalist physicians.

As derived from our annual consolidated or combined financial statements found elsewhere in this report, EmCare’s revenues, income from operations, and total assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the
	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31,
			2004	2003
Net revenue	$595,760	$241,120	$549,798	$480,645
Income from operations	34,065	3,225	28,046	20,034
Total assets	443,435	338,069	320,964	309,478

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on EmCare’s financial results.

We are a leading provider of outsourced services and have developed specific competencies and operating groups to address the unique needs of our customers. Throughout our history, EmCare has enjoyed a strong reputation as a quality provider of emergency department staffing and related management services.

The range of staffing and related management services we provide includes:

•	recruiting, scheduling and credentials coordination for clinical professionals,

•	support services, such as payroll, insurance coverage, continuing education services and management training, and

•	coding, billing and collection of fees for services provided by medical professionals.

Services

We provide a full range of outsourced physician staffing and related management services for emergency department and hospitalist programs, which include:

Contract Management. We utilize an integrated approach to contract management that involves physicians, non-clinical business experts, operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the operation, including clinical quality, and works closely with the hospital’s management in developing strategic initiatives and objectives. The regional director of operations, which is a clinical position, provides systems analysis and improvement plans. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer’s expectations are identified, that service plans are developed and executed to meet those expectations, and that the Company’s and the customer’s financial objectives are achieved.

Staffing. We provide a full range of staffing services to meet the unique needs of each healthcare facility. Our dedicated clinical teams include qualified, career-oriented physicians and other healthcare professionals responsible for the delivery of high quality, cost-effective care. These teams also rely on managerial personnel, many of whom have clinical experience, who oversee the administration and operations of the clinical area. Ensuring that each contract is staffed with the appropriately qualified physicians and that coverage is provided without any service deficiencies is critical to the success of the contract. We believe that our approach to recruiting, staffing and scheduling provides us with a unique advantage in achieving these objectives.

Recruiting. Many healthcare facilities lack the dedicated resources necessary to identify and attract specialized, career-oriented physicians. We have committed significant resources to the development of EmSource, a proprietary national physician database that we utilize in our recruiting programs across the country. Our marketing and recruiting staff continuously updates our database of more than 800,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including telemarketing, direct mail, conventions, journal advertising and our internet site.

Scheduling. Our scheduling departments assist our medical directors in scheduling physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled shift vacancies, due to situations such as physician illness and personal emergencies, are filled with alternative coverage.

Payroll Administration and Benefits. We provide payroll administration services for the physicians and other healthcare professionals with whom we contract to provide services at customer sites. Additionally, healthcare facilities benefit from the elimination of the overhead costs associated with the administration of payroll and, where applicable, employee benefits.

Customer Satisfaction Programs. We design and implement customized patient satisfaction programs for our hospital customers. These programs are designed to improve patient satisfaction through the use of communication, family inclusion and hospitality techniques. These programs are delivered to the clinical and non-clinical members of the hospital emergency department.

Other Services. We provide a substantial portion of our services to hospitals through our affiliate physician groups. There are situations in which hospitals and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet this need. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. As of December 31, 2005, we had 14 practice support agreements which generated $5.2 million in net revenue in the eleven months ended December 31, 2005, a 3.7% decrease over the same period for 2004.

Operational Assessments. We undertake operational assessments for our hospital customers that include comprehensive reviews of critical operational matrices, including turnaround times, triage systems, “left without being seen,” throughput times and operating systems. These assessments establish baseline values, develop and implement process improvement programs, and then we monitor the success of the initiatives. This is an ongoing process that we continually monitor and modify.

Practice Improvement. We provide ongoing comprehensive documentation review and training for our affiliated physicians. We review certain statistical indicators that allow us to provide specific training to individual physicians regarding documentation, and we tailor training for broader groups of physicians as we see trends developing in documentation-related areas. Our training focuses on the completeness of the medical record or chart, specific payor requirements, and government rules and regulations.

Risk Management

We utilize our risk management department, senior medical leadership and on-site medical directors to conduct aggressive risk management and quality assurance programs. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into claims. Our risk management function is designed to mitigate risk associated with the delivery of care and to prevent or minimize costs associated with medical professional liability claims and includes:

Incident Reporting Systems. We have established a comprehensive support system for medical professionals. Our Risk Management Hotline provides each physician with the ability to discuss medical issues with a peer. In the event of a negative patient outcome, the physician may discuss legal and medical issues in anticipation of litigation directly with an EmCare attorney experienced with medical malpractice issues.

Tracking and Trending Claims. We have an extensive claims database developed from our experience in the emergency department setting. From this database, we track multiple data points on each professional liability claim. We utilize the database to identify claim trends and risk factors so that we can better target our risk management initiatives. Each year, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

Professional Risk Assessment. We conduct risk assessments of our medical professionals. Typically, a risk assessment includes a thorough review of professional liability claims against the professional, assessment of issues raised by hospital risk management and identification of areas where additional education may be advantageous for the professional.

Hospital Risk Assessment. We conduct risk assessments of potential hospital customers in conjunction with our sales and contracting process. As part of the risk assessment, registered nurses or physicians employed by us conduct a detailed analysis of the hospital’s operations affecting the emergency department or hospitalist services, including the triage procedures, on-call coverage, transfer procedures, nursing staffing and related matters in an effort to address risk factors contractually during negotiations with potential customer hospitals.

Clinical Fail-Safe Programs. We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We continue to develop “fail-safe” clinical tools and make them available to our affiliated physicians for use in conjunction with their practice and to our customer hospitals for use as a part of their peer review process. These “fail-safe” tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions (e.g., a heart attack).

Quality Improvement Programs. Our medical directors are actively engaged in their respective hospital’s quality improvement committees and initiatives. In addition, we provide tools that provide guidance to the medical directors on how to conduct quality reviews of their physicians and help them track their physicians’ medical practices.

Physician Education Programs. Our wholly owned subsidiary, Emergency Medical Education Systems, Inc. (“EMEDS”), conducts physician education through risk management and board review conferences and on-line teaching modules. Our affiliated medical professionals can access EMEDS to obtain valuable medical information. Our internal continuing education services are fully accredited by the Accreditation Council for Continuing Medical Education. This allows us to grant our physicians and nurses continuing education credits for internally developed educational programs at a lower cost than if such credits were earned through external programs. Our risk management department also provides other forms of education, including articles in the company newsletter that highlight current medical literature on important emergency medicine topics.

Proactive Professional Liability Claims Handling. We utilize a third party claims administrator to manage professional liability claims against companies and medical professionals covered under our insurance program. For each case, detailed reports are reviewed to ensure proactively that the defense is comprehensive and aggressive. Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare’s Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare’s risk management department to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

We receive payment for patient services from:

•	the federal and state governments, primarily under the Medicare and Medicaid programs,

•	health maintenance organizations, preferred provider organizations and private insurers,

•	hospitals, and

•	individual patients.

The table below presents the approximate percentages of EmCare’s net revenue from the following sources:

	Percentage of EmCare Net Revenue
	Eleven Months Ended December 31, 2005	Year Ended August 31,
		2004	2003
Medicare	18%	17%	16%
Medicaid	3	3	3
Commercial insurance/ managed care	54	53	54
Self-pay	3	2	3
Subsidies/ fees	22	25	24

Total net revenue	100%	100%	100%

See “Business — Regulatory Matters — Medicare, Medicaid and Other Government Program Reimbursement” for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

We code and bill for physician services through our wholly-owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service. Currently, at approximately 47% of our customer locations, medical records and emergency department logs are scanned and transmitted electronically to us. We are in the process of transitioning additional customers to on-site scanning. By providing these enhanced services, we believe we increase the value of services we provide to our customers and improve customer relations.

We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 640 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and certain other third party payors and has the capability to electronically submit most claims to the third party payors’ systems. We forward uncollected accounts electronically to two outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

Contracts

We have contracts with (i) hospital customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services, and (iii) affiliated physician groups and medical professionals to provide management services and various benefits.

We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services, including billing, scheduling support, accounting and other services. The professional corporation pays our management fee out of the fees it collects from patients, third party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

Hospital and Practice Support Contracts. As of December 31, 2005, EmCare provides services under 335 contracts. Generally, the agreements with the hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice. We have improved our contract retention rate to 88% for the eleven months ended December 31, 2005, up from 74% in fiscal 2001.

Our contracts with hospitals provide for one of three payment models:

•	we bill patients and third party payors directly for physician fees,

•	we bill patients and third party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, and

•	we bill the hospitals directly for the services of the physicians.

In all cases, the hospitals are responsible for billing and collecting for non-physician-related services.

We have established long-term relationships with some of the largest healthcare service providers, including Baylor Health System, Community Health Systems, HCA, Quorum Healthcare, Tenet Healthcare and Universal Health System. None of these customers represent revenue that amounts to 10% of our total net revenue for the eleven months ended December 31, 2005, or fiscal years ended August 31, 2004 and 2003. Our top ten hospital emergency department contracts represent $67.4 million, or 11.3%, of EmCare’s fiscal net revenue for the eleven months ended December 31, 2005. We have maintained our relationships with these customers for an average of 13 years.

Affiliated Physician Group Contracts. In most states, we contract directly with our hospital customers to provide physician staffing and related management services. We, in turn, contract with a professional corporation that is wholly-owned by one or more physicians, which we refer to as an affiliated physician group, or with independent contractor physicians. It is these physicians who provide the medical professional services. We then provide comprehensive management services to the physicians. We typically provide professional liability and workers compensation coverage to our affiliated physicians.

Certain states have laws that prohibit or restrict unlicensed persons or business entities from practicing medicine. The laws vary in scope and application from state to state. Some of these states may prohibit us from contracting directly with hospitals or physicians to provide professional medical services. In those states, the affiliated physician groups contract with the hospital, as well as all medical professionals. We provide management services to the affiliated physician groups.

Medical Professional Contracts. We contract with healthcare professionals as either independent contractors or employees to provide services to our customers. The healthcare professionals generally are paid an hourly rate for each hour of coverage, a variable rate based upon productivity or other objective criteria, or a combination of both a fixed hourly rate and a variable rate component. We typically arrange for professional liability and workers compensation coverage for our healthcare professionals.

The contracts with healthcare professionals typically have one-year terms with automatic renewal clauses for additional one-year terms. The contracts can be terminated with cause for various reasons, and usually contain provisions allowing for termination without cause by either party upon 90 days’ notice. Agreements with physicians generally contain a non-compete or non-solicitation provision and, in the case of medical directors, a non-compete provision. The enforceability of these provisions varies from state to state.

Management Information Systems

We have invested in scalable information systems and proprietary software packages designed to allow us to grow efficiently and to deliver and implement our “best practice” procedures nationally, while retaining local and regional flexibility. We have developed and implemented the following proprietary applications that we believe provides us with a competitive advantage in our operations.

EmSource is our system for our recruiting staff to source physician candidates. The system consists of a database of more than 800,000 physicians that is updated weekly to provide the most current physician contact information available.

EmTrac is our primary operations support system that supports credentialing and scheduling and is used to provide alerts on license and privilege expirations. EmTrac is used by our schedulers to match physician availability and preferences with the needs of the hospital customer.

EmComp is our system for calculating physician’s gross pay and is an important tool supporting our compensation strategy. Physicians are compensated by a wide variety of pay plans ranging from simple hourly wages to “fee for service” plans linked to productivity. EmComp has been designed to support an unlimited variety of pay plans, giving EmCare a competitive advantage in physician recruitment and retention.

EmBillz is our proprietary coding, billing and accounts receivable management system, which enables EmCare to effectively process approximately 5 million emergency department visits each year.

Edison is a system that automates much of our physician enrollment. There are hundreds of unique forms from the combination of states and payors we bill. Edison facilitates the completion of the forms, thereby relieving physicians of significant administrative workload and enabling us to track pending receivables and ensure timely completion.

Sales and Marketing

Contracts for outsourced emergency department and hospitalist services are obtained through strategic marketing programs and responses to requests for proposals. EmCare’s business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group in his or her territory. A significant portion of the compensation program for these sales professionals is commission-based, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

Emergency medicine practices vary among healthcare facilities. A healthcare facility request for proposal generally will include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, EmCare’s senior management ensures that the proposal is consistent with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing model, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

Competition

The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers handling an estimated 115 million patient visits in 2004. There are more than 4,700 hospitals in the United States with emergency departments, of which approximately 67% currently outsource physician services. Of these hospitals that outsource, we believe approximately 54% contract with a local provider, 21% contract with a regional provider and 25% contract with a national provider.

Competition for outsourced physician and other healthcare staffing and management service contracts is based primarily on:

•	the ability to recruit and retain qualified physicians,

•	the ability to improve department productivity and patient satisfaction while reducing overall costs,

•	the ability to integrate the emergency department with other hospital departments and to provide value added services,

•	billing and reimbursement expertise,

•	a reputation for compliance with state and federal regulations,

•	the breadth of staffing and management services offered, and

•	financial stability, demonstrating an ability to pay providers in a timely manner and provide professional liability insurance.

Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 4.4% share. The other national providers of outsourced emergency department services are Sterling Healthcare, National Emergency Service and the Schumacher Group.

Insurance

Professional Liability Program. For the period January 1, 2001 through December 31, 2005, our professional liability insurance program provided claims made insurance coverage with limits of $1 million per loss event, with a $3 million annual per physician aggregate, for all medical professionals for whom we have agreed to procure coverage. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

For the 2001 calendar year, Lexington Insurance Company provided the majority of the professional liability insurance coverage covering claims occurring and reported during the 2001 calendar year, subject to an aggregate policy limit of $10 million.

For the 2002 through 2005 calendar years, Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC, provided our professional liability insurance coverage. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2005 calendar years. We also procured coverage on a regional basis under separate policies of insurance for the calendar years 2001 through 2005, and have comparable coverage in calendar year 2006.

Captive Insurance Arrangement. On December 10, 2001, we formed EMCA Insurance Company, Ltd., or EMCA, as a wholly owned subsidiary under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement.

Workers Compensation Program. For the period September 1, 2002 through August 31, 2004, we procured workers compensation insurance coverage for employees of EmCare and affiliated physician groups through Continental Casualty Company. Continental reinsures a portion of this workers compensation exposure, on both a per claim and an aggregate basis, with EMCA.

From September 1, 2004, EmCare has insured, and continues to insure, its workers compensation exposure through The Travelers Indemnity Company, which reinsures a portion of the exposure with EMCA.

Employees

The following is the break down of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2005.

Job Classification	Full-time	Part-time	Total
Physicians	1,071	1,564	2,635
Physician assistants	158	155	313
Nurse practitioners	88	100	188
Non-clinical employees	1,097	134	1,231

Total	2,414	1,953	4,367

We believe that our relations with our employees are good. None of our physicians, physician assistants, nurse practitioners or non-clinical employees are subject to any collective bargaining agreement.

We offer our physicians substantial flexibility in terms of type of facility, scheduling of work hours, benefit packages, opportunities for relocation and career development. This flexibility, combined with fewer administrative burdens, improves physician retention rates and stabilizes our contract base.

EMSC Competitive Strengths

We believe the following competitive strengths position our Company to capitalize on the favorable trends occurring within the healthcare industry and the emergency medical services markets.

Leading, Established Provider of Emergency Medical Services. We are a leading provider of emergency medical services in the United States. AMR is the leading provider of ambulance services, with net revenue approximately twice that of our only national competitor. During fiscal 2005, AMR treated and transported approximately 3.2 million patients in 35 states. AMR has made significant investments in technology, which we believe enhances quality and reduces costs for our customers. We believe that EmCare is the leading provider of outsourced staffing and related management services to emergency departments, with 38% more emergency department staffing contracts than our principal national competitor. EmCare’s approximately 4,100 affiliated physicians and mid-level practitioners provide services to 335 client hospitals in 39 states, including many of the top 100 hospitals in the United States. Our client hospitals range from high volume urban hospital emergency department to lower volume community facilities. EmCare is also one of the leading providers of hospitalist services, based on number of hospital contracts. We believe our track record of consistently meeting or exceeding our customers’ service expectations, coupled with our ability to leverage our infrastructure and technology to drive increased productivity and efficiency, have contributed to our ability to retain existing and win new contracts.

Significant Scale and Geographic Presence. We believe our significant scale and broad geographic presence provide a competitive advantage over local and regional providers in most areas, including:

•	Cost efficiencies and broad program offering. Our investments in technology may be too costly for certain providers to replicate, and provide us with several competitive advantages, including: (i) operating cost efficiencies, (ii) scalability and (iii) the capability to provide broad, high quality service offerings to our customers at competitive rates. In addition, our technology, including electronic patient records, and our expertise in providing both pre-hospital and hospital-based emergency care uniquely positions us to respond to community demand for enhanced coordination among their emergency service providers.

•	National contracting and preferred provider relationships. We are able to enter into national and regional contracts with managed care organizations and insurance companies. We have an exclusive provider contract with Kaiser Foundation Health Plan, one of the largest managed care organizations, and we have preferred provider status with several healthcare systems and many managed care organizations.

•	Ability to recruit and retain quality personnel. We are able to recruit and retain clinical and support employees by providing attractive compensation packages, comprehensive training programs, risk mitigation strategies, career development and greater breadth of job transferability.

•	One of the keys to our success has been our ability to recruit and retain high quality medical personnel. AMR has a competitive advantage in recruiting quality medical personnel through our in-house paramedic training institute, which we believe is the largest in the United States. EmCare has developed proprietary software that allows us to identify physicians, based on multiple characteristics, matching the specific needs of our customers. We provide continuing education to our affiliated medical professionals through EMEDS.

•	We believe our 81% and 91% retention rates in fiscal 2005 for full-time medical personnel at AMR and EmCare, respectively, are among the highest in the emergency medical services segments in which they compete. We believe that successfully recruiting and retaining highly qualified clinicians and healthcare professionals improves the overall experience and outcomes for our customers and patients while significantly reducing our operating costs.

Long-Term Relationships with Existing Customers. We believe our long-term, well-established relationships with communities and healthcare facilities enhance our ability to retain existing customers and win new contracts. AMR and EmCare have maintained relationships with their ten largest customers for an average of 34 and 13 years, respectively, and during that time have continually demonstrated an ability to meet and exceed contractual commitments. We believe our industry-leading contract retention rates during fiscal 2005 reflect our ability to deliver on our service commitments to our customers over extended time periods.

Strong Financial Performance. One of the key factors our potential customers evaluate is financial stability. As a result, we believe our track record of strong financial performance provides us with a competitive advantage over our competitors. We believe the quality and breadth of our service offerings has allowed us to increase our net revenue at a faster rate than the market for emergency medical services. We believe our ability to demonstrate consistently strong financial performance will continue to differentiate our Company and provide a competitive advantage in winning new contracts and renewing existing contracts.

Focus on Risk Management. Our risk management initiatives are enhanced by the use of our professional liability claims database and comprehensive claims management. We analyze this data to demonstrate claim trends on a national, hospital, physician and procedure level, helping to manage and mitigate risk exposure. AMR’s risk/safety program is aimed at reducing worker injuries through training and improved equipment, and increasing vehicle safety through the use of technology.

Investment in Core Technologies. We utilize technology as a means to enhance the quality, reduce the cost of our service offerings, more effectively manage risk and improve our profitability. AMR uses proprietary technology to improve chart documentation, determine transportation service levels and track response times and other data for hospitals. EmCare uses proprietary physician recruitment software to improve recruitment efficiency and retention rates.

Proven and Committed Management Team. We are led by an experienced senior management team with an average of 21 years of experience in the healthcare industry. Our Chairman and Chief Executive Officer, William Sanger, has over 30 years of experience within the healthcare services industry, with leadership roles in numerous areas of healthcare.

Business Strategy

Increase Revenue from Existing Customers. We believe our long track record of delivering excellent service and quality patient care, as well as the breadth of our services, creates opportunities for us to increase revenue from our existing customer base. We have established strategies aimed at assisting communities and facilities to manage their cost of emergency medical services. Some of our initiatives with existing customers include:

•	Implementing innovative productivity-enhancing programs.

•	At EmCare, we have developed and implemented programs, such as “fast track” and advanced triage protocols, to improve throughput and wait times, thereby improving patient satisfaction and reducing the number of patients who leave without being seen.

•	At AMR, we have developed and implemented innovative programs to improve our productivity through decreased “drop” and “on scene” time. For example, we have recently established transition units at several hospitals to hold and monitor discharged patients awaiting transport, thereby increasing our productivity while accelerating inpatient bed availability and overall hospital throughput.

•	Continuing to broaden product and service offerings to our customers.

•	EmCare’s emergency department customers account for approximately 50% of its hospitalist and radiology services contracts.

•	At certain facilities, AMR provides a dedicated on-site non-emergency transport coordinator during times of peak demand to increase efficiency and ensure appropriate utilization of all medical transportation service levels.

Grow Our Customer Base. We believe we have a unique competency in the treatment, management and billing of episodic and unscheduled care. We believe our long operating history, significant scope and scale and leading market position provide us with new and expanded opportunities to grow our customer base. We will continue to generate new revenue and client growth through:

•	Targeted geographic sales and marketing programs,

•	Pursuing new outsourcing opportunities for emergency department, hospitalist, radiology and ambulance services,

•	Expanding our public/private ambulance partnerships with local fire departments,

•	Evaluating opportunities that leverage our core businesses, including our communications center infrastructure, to manage health-related transportation logistics.

Pursue Select Acquisition Opportunities. The emergency medical services industry is highly fragmented, with only a few large national providers, and presents opportunities for consolidation. We plan to pursue select acquisitions in our existing business segments, including acquisitions to enhance our presence in existing markets and our entry into new geographic markets. We will also explore the acquisition of complementary businesses and seek opportunities to expand the scope of services in which we can leverage our core competencies.

Utilize Technology to Differentiate Our Services and Improve Operating Efficiencies. We intend to continue to invest in technologies that broaden our services in the marketplace, improve patient care, enhance our billing efficiencies and increase our profitability.

Continued Focus on Risk Management. Through our risk management and quality assurance staffs, technology platform and well-trained medical personnel, we will continue to conduct aggressive risk management programs for loss prevention and early intervention. We will continue to develop and utilize clinical “fail safes” and use technology in our ambulances to reduce vehicular incidents.

Implement Cost Rationalization Initiatives. We will continue to rationalize our cost structure by aligning compensation with productivity, developing risk management initiatives that are focused on mitigating risk exposures, and eliminating costs in our national and regional corporate support structure.

Regulatory Matters

As a participant in the healthcare industry, our operations and relationships with healthcare providers such as hospitals, other healthcare facilities and healthcare professionals are subject to extensive and increasing regulation by numerous federal and state government entities as well as local government agencies. Specifically, but without limitation, we are subject to the following laws and regulations.

Medicare, Medicaid and Other Government Reimbursement Programs

We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For the eleven months ended December 31, 2005, we received approximately 26.3% of our net revenue from Medicare and 5.0% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

Reimbursement to us typically is conditioned on our providing the correct procedure and diagnosis codes and properly documenting both the service itself and the medical necessity for the service. Incorrect or incomplete documentation and billing information, or the incorrect selection of codes for the level of service provided, could result in non-payment for services rendered or lead to allegations of billing fraud. Moreover, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not reimbursable, they were for services provided that were not medically necessary, there was a lack of sufficient supporting documentation, or for a number of other reasons. Retroactive adjustments, recoupments or refund demands may change amounts realized from third party payors. Additional factors that could complicate our billing include:

•	disputes between payors as to which party is responsible for payment,

•	the difficulty of adherence to specific compliance requirements, diagnosis coding and various other procedures mandated by the government, and

•	failure to obtain proper physician credentialing and documentation in order to bill governmental payors.

Due to the nature of our business and our participation in the Medicare and Medicaid reimbursement programs, we are involved from time to time in regulatory reviews, audits or investigations by government agencies of matters such as compliance with billing regulations and rules. We may be required to repay these agencies if a finding is made that we were incorrectly reimbursed, or we may lose eligibility for certain programs in the event of certain types of non-compliance. Delays and uncertainties in the reimbursement process adversely affect our level of accounts receivable, increase the overall cost of collection, and may adversely affect our working capital and cause us to incur additional borrowing costs. Unfavorable resolutions of pending or future regulatory reviews or investigations, either individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

We establish an allowance for discounts applicable to Medicare, Medicaid and other third party payors and for doubtful accounts based on credit risk applicable to certain types of payors, historical trends, and other relevant information. We review our allowance for doubtful accounts on an ongoing basis and may increase or decrease such allowance from time to time, including in those instances when we determine that the level of effort and cost of collection of certain accounts receivable is unacceptable.

We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise.

Ambulance Services Fee Schedule. In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. Prior to that date, Medicare used a charge-based reimbursement system for ambulance transport services and reimbursed 80% of charges determined to be reasonable, subject to the limits fixed for the particular geographic area. The patient was responsible for co-pay amounts, deductibles and the remaining balance of the transport cost, if we did not accept the assigned reimbursement, and Medicare required us to expend reasonable efforts to collect the balance. In determining reasonable charges, Medicare considered and applied the lowest of various charge factors, including the actual charge, the customary charge, the prevailing charge in the same locality, the amount of reimbursement for comparable services, and the inflation-indexed charge limit.

On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year by the Consumer Price Index. Additional adjustments to the base rate conversion factor are included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare’s allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. Originally, the Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

With the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, temporary modifications were made to the amounts payable under the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provides for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through 2006.

We estimate that the impact of the ambulance service rate decreases under the national fee schedule, as modified by the provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue for the fiscal years ended August 31, 2003 and 2004, of approximately $20 million and $11 million, respectively, resulted in an increase in AMR’s net revenue of approximately $16 million during calendar year 2005, and will result in a decrease in AMR’s net revenue of approximately $18 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totaling approximately $11 million for the period 2007 through 2010. Although we have been able to substantially mitigate the phased-in reductions of the fee schedule through additional fee and subsidy increases, we cannot assure you that we will be able to continue to do so, and the rate decreases could have a material adverse effect on our results of operations. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

Local Ambulance Rate Regulation. State or local government regulations or administrative policies regulate rate structures in some states in which we provide ambulance transport services. For example, in certain service areas in which we are the exclusive provider of ambulance transport services, the community sets the rates for emergency ambulance services pursuant to an ordinance or master contract and may also establish the rates for general ambulance services that we are permitted to charge. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated or to establish or maintain satisfactory rate structures where rates are not regulated.

Emergency Physician Services Fee Schedule. Medicare pays for all physician services based upon a national fee schedule, or Fee Schedule, which contains a list of uniform rates. The payment rates under the Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. The Centers for Medicare and Medicaid Services, or CMS, updates the conversion factor annually. The Fee Schedule uses a target-setting formula system called the Sustainable Growth Rate, or SGR, to update annually the conversion factor. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. The Fee schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the growth in the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth. The SGR formula may result in significant yearly fluctuations in Fee Schedule updates, which may be unrelated to changes in the actual cost of providing physician services. Unless Congress takes additional action in the future to modify or reform the mechanism by which the physician fee schedule conversion factor update is undertaken in the future, significant reductions in Medicare reimbursement could occur, and these reductions could have a material adverse effect on our business, financial condition or results of operations. A physician fee schedule update for 2006 that called for a payment decrease of 4.4% was subsequently rescinded.

Medicare Reassignment. The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. Historically, there was no exception that allowed us to receive directly Medicare payments related to the services of independent contractor physicians. However, the Medicare Modernization Act amended the Medicare reassignment statute as of December 8, 2003 and now permits our independent contractor physicians to reassign their Medicare receivables to us under certain circumstances. Because this provision has only recently been implemented, it could be interpreted in a manner adverse to us, which would negatively impact our ability to bill for our physicians’ services.

Rules Applicable to Midlevel Practitioners. EmCare utilizes physician assistants and nurse practitioners, sometimes referred to collectively as “midlevel practitioners,” to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the midlevel practitioner’s chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a midlevel practitioner’s services are reimbursed at a rate equal to 85% of the physician fee schedule amount and we do not bill separately for the supervising physician’s services. However, when a midlevel practitioner assists a physician who is directly and personally involved in the patient’s care, we often bill for the services of the physician at the full physician fee schedule rates and do not bill separately for the midlevel practitioner’s services. We believe our billing and documentation practices related to our use of midlevel practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

Ambulance Rates Payable by Medicare HMOs. One of the changes made by ambulance fee schedule Final Rule was to require ambulance providers to “accept assignment” from Medicare and Medicare HMOs. Medicare HMOs are private insurance companies which operate managed care plans that enroll Medicare beneficiaries who elect to enroll in a plan in lieu of regular Medicare coverage. When a provider accepts assignment, it agrees to accept the rate established by Medicare as payment in full for services covered by Medicare or the Medicare HMO and to write off the balance of its charges. Prior to the implementation of the Final Rule, ambulance providers were not required to accept assignment and could obtain payment from Medicare patients or Medicare HMOs for the provider’s full charges, which typically are higher than the Medicare rate. When the requirement to accept assignment became effective on April 1, 2002, many Medicare HMOs continued to pay ambulance providers their full charges, even though they could have paid them the Medicare rate. Many Medicare HMOs subsequently have taken the position that the amount paid to such providers in excess of the Medicare rate constituted an overpayment that must be refunded by the provider. We have received such refund demands from some Medicare HMOs and, in order to minimize litigation costs, have agreed to partial repayment of amounts received from the plans in excess of the Medicare rate. We have no reason to believe that additional HMOs will make such demands, but we cannot assure you that there will be no further demands.

The SNF Prospective Payment System. Under the Medicare prospective payment system, or PPS, applicable to skilled nursing facilities (“SNF”), SNF’s are financially responsible for some ancillary services, including certain ambulance transports, or PPS transports, rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF’s Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services, or the OIG, has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties.

Paramedic Intercepts. Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established “paramedic intercept” arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Our subsidiary, AMR of South Dakota, previously entered into a settlement agreement with the United States government arising from allegations that we improperly billed Medicare for a small number of transports for which we performed paramedic intercept services, even though we were not the transport provider. Although we believe AMR currently has procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Patient Signatures. Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative, prior to submitting a claim for payment from Medicare. An exception exists for situations where it is not reasonably possible to do so, provided that the reason for the exception is clearly documented. This requirement historically has been difficult for ambulance companies and other emergency medical services providers to meet, because even when the patient is competent, the exigency of the situation often makes it impracticable to obtain a signature. Although we believe AMR currently has procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

Physician Certification Statements. Under applicable Medicare rules, ambulance providers are required to obtain a certification of medical necessity from the ordering physician in order to bill Medicare for repetitive non-emergency transports provided to patients with chronic conditions, such as end-stage renal disease. For certain other non-emergency transports, ambulance providers are required to attempt to obtain a certification of medical necessity from a physician or certain other practitioners. In the event the provider is not able to obtain such certification within 21 days, it may submit a claim for the transport if it can document reasonable attempts to obtain the certification. Acceptable documentation includes any U.S. postal document (e.g., signed return receipt or Postal Service Proof of Service Form) showing that the ordering practitioner was sent a request for the certification. Although we believe AMR currently has procedures in place to assure we are in compliance with these requirements, we cannot assure you that enforcement agencies will not find that we have failed to comply.

Coordination of Benefits Rules. When our services are covered by multiple third party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as “coordination of benefits”, or COB. The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a “secondary payor” only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

Consequences of Noncompliance. In the event any of our billing and collection practices, including but not limited to those described above, violate applicable laws such as those described below, we could be subject to refund demands and recoupments. If our violations are deemed to be willful, knowing or reckless, we may be subject to civil and criminal penalties under the False Claims Act or other statutes, including exclusion from federal and state healthcare programs. To the extent that the complexity associated with billing for our services causes delays in our cash collections, we assume the financial risk of increased carrying costs associated with the aging of our accounts receivable as well as increased potential for bad debts which could have a material adverse effect on our revenue, provision for uncompensated care and cash flow.

Federal False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These “qui tam” whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, described below, can be considered a violation of the federal False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

Federal Anti-Kickback Statute

We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 in which parties can seek an advisory opinion from the OIG.

We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to skilled nursing facilities, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on HHS and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See “— Corporate Compliance Program and Corporate Integrity Obligations.”

Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies: (1) transports for which the facility must pay the ambulance company, and (2) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG’s views. The government has alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We currently are negotiating a settlement with the government regarding these allegations. Such a settlement may require us to make a substantial payment and enter into a Corporate Integrity Agreement. However, the government has indicated that, in the absence of a settlement, it will pursue further civil action in this matter. There can be no assurance that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against AMR in other jurisdictions or for different time frames. See Item 3, “Legal Proceedings”.

The OIG has also addressed potential violations of the Anti-Kickback Statute (as well as other risk areas) in its Compliance Program Guidance for Ambulance Suppliers. In addition to discount arrangements with health facilities, the OIG notes that arrangements between local governmental agencies that control 911 patient referrals and ambulance companies which receive such referrals may violate the Anti-Kickback Statute if the ambulance companies provide inappropriate remuneration in exchange for such referrals. Although we believe we have structured our arrangements with local agencies in a manner which complies with the Anti-Kickback Statute, we cannot assure you that enforcement agencies will not find that some of those arrangements violate that statute.

Fee-Splitting; Corporate Practice of Medicine

EmCare employs or contracts with physicians or physician-owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by corporations and are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment and the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on corporate practice of medicine. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Federal Stark Law

We are also subject to a provision of the Social Security Act, commonly known as the “Stark Law.” Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services and civil penalties of up to $15,000 for each violation, and twice the dollar value of each such service and possible exclusion from future participation in the federally-funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996, there are two additional federal crimes that could have an impact on our business: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

Another statute, commonly referred to as the Civil Monetary Penalties Law, imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs, inappropriately reducing hospital care lengths of stay for such patients, and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by HHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with these requirements.

The HIPAA privacy requirements contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following civil and criminal penalties: (1) civil money penalties for HIPAA privacy violations are $100 per incident, to a maximum of $25,000, per person, per year, per standard violated; (2) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses such information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (3) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (4) if the offense is done with the intent to sell, transfer or use individually identifiable health information for commercial advantage, personal gain or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule requires covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. We believe we have taken reasonable steps to comply with these standards.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We believe we have taken reasonable steps to comply with these standards.

Fair Debt Collection Practices Act

Some of our operations may be subject to compliance with certain provisions of the Fair Debt Collection Practices Act and comparable statutes in many states. Under the Fair Debt Collection Practices Act, a third party collection company is restricted in the methods it uses to contact consumer debtors and elicit payments with respect to placed accounts. Requirements under state collection agency statutes vary, with most requiring compliance similar to that required under the Fair Debt Collection Practices Act. We believe we are in substantial compliance with the Fair Debt Collection Practices Act and comparable state statutes where applicable.

State Fraud and Abuse Provisions

We are subject to state fraud and abuse statutes and regulations. Most of the states in which we operate have adopted a form of anti-kickback law, almost all of those states also have adopted self-referral laws and some have adopted separate false claims or insurance fraud provisions. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Generally, state laws cover all healthcare services and not just those covered under a federally-funded healthcare program. A determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Although we intend and endeavor to conduct our business in compliance with all applicable fraud and abuse laws, we cannot assure you that our arrangements or business practices will not be subject to government scrutiny or be found to violate applicable fraud and abuse laws.

Licensing, Certification, Accreditation and Related Laws and Guidelines

In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require reapplication and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. For example, in connection with our acquisition of AMR from Laidlaw, two of our subsidiaries were required to apply for state and local ambulance operating authority in New York. See Item 1A, “Risk Factors — Risk Factors Related to Healthcare Regulation — Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties.”

We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We are pursuing steps we believe we must take to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986, which prohibits “patient dumping” by requiring hospitals and hospital emergency departments and others to assess and stabilize any patient presenting to the hospital’s emergency department or urgent care center requesting care for an emergency medical condition, regardless of the patient’s ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of the Emergency Medical Treatment and Active Labor Act of 1986 can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

In addition to the Emergency Medical Treatment and Active Labor Act of 1986 and its state law equivalents, significant aspects of our operations are affected by state and federal statutes and regulations governing workplace health and safety, dispensing of controlled substances and the disposal of medical waste. Changes in ethical guidelines and operating standards of professional and trade associations and private accreditation commissions such as the American Medical Association and the Joint Commission on Accreditation of Healthcare Organizations may also affect our operations. We believe our operations as currently conducted are in substantial compliance with these laws and guidelines.

EmCare’s professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA Insurance Company, Ltd. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with applicable laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary and appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

Antitrust Laws

Antitrust laws such as the Sherman Act and state counterparts prohibit anticompetitive conduct by separate competitors, such as price fixing or the division of markets. Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to antitrust laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. Although we believe we have structured our physician contracts to substantially comply with these laws, we cannot assure you that antitrust regulatory agencies or a court would not find us to be non-compliant.

Corporate Compliance Program and Corporate Integrity Obligations

We have developed a corporate compliance program in an effort to monitor compliance with federal and state laws and regulations applicable to healthcare entities, to ensure that we maintain high standards of conduct in the operation of our business and to implement policies and procedures so that employees act in compliance with all applicable laws, regulations and Company policies. Our program also attempts to monitor compliance with our Corporate Compliance Plan, which details our standards for: (1) business ethics, (2) compliance with applicable federal, state and local laws, and (3) business conduct. We have an Ethics and Compliance Department whose focus is to prevent, detect and mitigate regulatory risks. We attempt to accomplish this mission through:

•	providing guidance, education and proper controls based on the regulatory risks associated with our business model and strategic plan,

•	conducting internal audits and reviews to identify any improper practices that may be occurring,

•	resolving regulatory matters, and

•	enhancing the ethical culture and leadership of the organization.

The OIG has issued a series of Compliance Program Guidance documents in which the OIG has set out the elements of an effective compliance program. We believe our compliance program has been structured appropriately in light of this guidance. The primary compliance program components recommended by the OIG, all of which we have attempted to implement, include:

•	formal policies and written procedures,

•	designation of a Compliance Officer,

•	education and training programs,

•	internal monitoring and reviews,

•	responding appropriately to detected misconduct,

•	open lines of communication, and

•	discipline and accountability.

Our corporate compliance program is based on the overall goal of promoting a culture that encourages employees to conduct activities with integrity, dignity and care for those we serve, and in compliance with all applicable laws and policies. Notwithstanding the foregoing, we audit compliance with our compliance program on a sample basis. Although such an approach reflects a reasonable and accepted approach in the industry, we cannot assure you that our program will detect and rectify all compliance issues in all markets and for all time periods.

As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, it is our practice to disclose the issue to the affected government programs and, if appropriate, to refund any resulting overpayments. We are currently in discussions with the government regarding one such disclosure that will likely result in a refund. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

When the United States government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement, or CIA, with the OIG for a set period of years. As a condition to settlement of a government investigation, certain of our operations are subject to a CIA with the OIG for the period July 2004 through July 2009. As part of this CIA, AMR was required to establish and maintain a compliance program that includes the following elements: (1) a compliance officer and committee, (2) written standards including a code of conduct and policies and procedures, (3) general and specific training and education, (4) claims review by an independent review organization, (5) disclosure program for reporting of compliance issues or questions, (6) screening and removal processes for ineligible persons, (7) notification of government investigations or legal proceedings and (8) reporting of overpayments and other “reportable events.” In addition to this CIA, one of our other operations recently completed the term of a three year CIA.

If we fail or if we are accused of failing to comply with the terms of our existing CIA, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlements with the U.S. government in the future we may be required to enter into additional CIAs.

See Item 1A, “Risk Factors — Risk Factors Related to Healthcare Regulation” for additional information related to regulatory matters.

Internet Website

Our website address is www.emsc.net. Under the “Investor Relations” heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC. The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of materials that we file with the SEC can also be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, compliance, and corporate governance and nominating committees are also available on our website www.emsc.net under the headings “Corporate Governance” and “Code of Business Conduct and Ethics.”

The website addresses for our business segments are www.amr.net and www.emcare.com.

Information contained on these websites is not part of this Annual Report on Form 10-K and is not incorporated in this Report by reference.

ITEM 1A. RISK FACTORS

You should carefully consider the factors described below, in addition to the other information set forth in this Annual Report, when evaluating us and our business. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also materially and adversely affect our business operations. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risk Factors Related to our Capital Structure

The interests of our controlling stockholders may conflict with interests of other stockholders.

Onex Partners LP and other entities affiliated with Onex Corporation, which we refer to together as the Onex entities, own all of our outstanding LP exchangeable units, which are exchangeable at any time, at the option of the holder, for our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share (reducing to one vote per share under certain limited circumstances), on all matters to be voted on by our stockholders. Prior to the exchange for class B common stock, the holders of the LP exchangeable units will be able to exercise the same voting rights with respect to Emergency Medical Services as they would have after the exchange through a share of class B special voting stock. As a result, the Onex entities control approximately 97% of our combined voting power. Accordingly, the Onex entities exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex entities could cause corporate actions to be taken even if the interests of these entities conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of Emergency Medical Services that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Onex has the voting power to elect our entire board of directors and to remove any director or our entire board without cause.

Although our current board includes “independent directors”, so long as the Onex entities control more than 50% of our combined voting power we are exempt from the NYSE rule that requires that a board be comprised of a majority of “independent directors”. Onex may have a controlling influence over our board, as Onex has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause.

As a holding company, our only material asset is our equity interest in EMS LP and our only source of revenue is distributions from EMS LP. Because the Onex entities have the voting power to control our board of directors, they could influence us, as the general partner of EMS LP, to take action at the level of EMS LP that would benefit the Onex entities and conflict with the interest of our class A stockholders.

We are a holding company, and we have no material assets other than our direct ownership of a 22.7% equity interest in EMS LP. EMS LP is our only source of cash flow from operations. The Onex entities hold their equity interest in us through LP exchangeable units of EMS LP. As our controlling stockholder, Onex could limit distributions to us from EMS LP, and cause us to amend the EMS LP partnership agreement in a manner that would be beneficial to the Onex entities, as limited partners of EMS LP, and detrimental to our class A stockholders.

Any decrease in our distributions from EMS LP would have a negative effect on our cash flow. In order to minimize this conflict, the EMS LP partnership agreement requires that the partnership reimburse us for all of our expenses, including all employee costs and the expenses we incur as a public company, and provides further that no distributions may be made to the Onex entities, as the holders of LP exchangeable units, unless we pay an economically equivalent dividend to all holders of our common stock.

The EMS LP partnership agreement provides that amendments to that agreement may only be proposed and authorized by us, as the general partner. The Onex entities could seek to influence our board’s action with respect to any amendment and we, as the general partner of EMS LP, owe a fiduciary duty to the limited partners of the partnership. Our board also owes a fiduciary duty to our common stockholders. Because of the inherent conflict of interest we face between our fiduciary duty to our stockholders, including our class A stockholders, and the Onex entities, as limited partners in EMS LP, the EMS LP partnership agreement provides that, if there is any conflict of interest of the limited partners and our common stockholders, our board may, in the exercise of its business judgment, cause us to act in the best interests of our stockholders.

We are party to a management agreement with an affiliate of Onex which permits us to increase substantially the fee we pay to that affiliate.

The management agreement between our subsidiaries, AMR and EmCare, and an Onex affiliate provides that the annual fee may be increased from $1.0 million to $2.0 million, which amount represents a significant percentage of our net income. Such an increase would be detrimental to the interest of our class A stockholders if the fee were disproportionate to the benefit we derive from the services the Onex affiliate performs. In order to minimize this potential conflict of interest, the agreement requires that any increase in the fee be approved by a majority of the members of the boards of AMR and EmCare who are not affiliated with Onex. As long as the Onex entities control more than 50% of our combined voting power, they may be able to exercise a controlling influence over the election of the boards of AMR and EmCare.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business.

We have a substantial amount of debt. At December 31, 2005, we had total debt of $502.2 million, including $248.3 million of borrowings under the term loan portion of our senior secured credit facility, $250.0 million of our senior subordinated notes and $3.1 million of capital lease obligations. We had no borrowings outstanding under our revolving credit facility and we had $27.3 million of letters of credit outstanding. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

Our substantial debt could have important consequences to you, including the following:

•	it may be difficult for us to satisfy our obligations, including debt service requirements under our outstanding debt,

•	our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes may be impaired,

•	we must use a significant portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes,

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited,

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt, and

•	our ability to borrow additional funds or to refinance debt may be limited.

Furthermore, all of our debt under our senior secured credit facility bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial debt would intensify.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2006, including our debt service, will total approximately $82.5 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectibles, generally will reduce our cash flow.

If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We cannot assure you that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting any of these alternatives.

Restrictive covenants in our senior secured credit facility and the indenture governing our senior subordinated notes may restrict our ability to pursue our business strategies.

Our senior secured credit facility and the indenture governing our senior subordinated notes limit our ability, among other things, to:

•	incur additional debt or issue certain preferred stock,

•	pay dividends or make distributions to our stockholders,

•	repurchase or redeem our capital,

•	make investments,

•	incur liens,

•	make capital expenditures,

•	enter into transactions with our stockholders and affiliates,

•	sell certain assets,

•	acquire the assets of, or merge or consolidate with, other companies, and

•	incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative financings could be obtained, or, if obtained, would be on terms acceptable to us.

In addition, the credit agreement governing our senior secured credit facility requires us to meet certain financial ratios and restricts our ability to make capital expenditures or prepay certain other debt. We may not be able to maintain these ratios, and the restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

If a breach of any covenant or restriction contained in our financing agreements results in an event of default, those lenders could discontinue lending, accelerate the related debt (which would accelerate other debt) and declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with additional funds. In the event of an acceleration of our debt, we may not have or be able to obtain sufficient funds to make any accelerated debt payments.

Our obligations under our senior secured credit facility are secured by substantially all of our assets.

Our obligations under our senior secured credit facility are secured by liens on substantially all of our assets, and the guarantees of our subsidiaries under our senior secured credit facility are secured by liens on substantially all of those subsidiaries’ assets. If we become insolvent or are liquidated, or if payment under our senior secured credit facility or of other secured obligations are accelerated, the lenders under our senior secured credit facility or the obligees with respect to the other secured obligations will be entitled to exercise the remedies available to a secured lender under applicable law and the applicable agreements and instruments, including the right to foreclose on all of our assets.

Risk Factors Related to Our Business

We could be subject to lawsuits for which we are not fully reserved.

In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

EmCare procures professional liability insurance coverage for most of its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, this insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsure the entire program, primarily through EmCare’s wholly-owned subsidiary, EMCA Insurance Company, Ltd., or EMCA. Workers compensation coverage for EmCare’s employees and applicable affiliated medical professionals is provided under a similar structure for the period. From September 1, 2004 to the closing date of our acquisition of AMR and EmCare, AMR obtained insurance coverage for losses with respect to workers compensation, auto and general liability claims through

Laidlaw’s captive insurance company. AMR currently has a self-insurance program fronted by an unrelated third party. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position or results of operations.

Our liability to pay for EmCare’s insurance program losses is collateralized by funds held through EMCA and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. Should our AMR losses with respect to such claims exceed the collateral held by Laidlaw in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts. See Item 1, “Business — American Medical Response — Insurance” and “Business —EmCare — Insurance.”

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Claims Liability and Professional Liability Reserves” and note 15 of the notes to our financial statements included in Item 8.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

Some of our insurance coverage, for periods prior to the initiation of our self-insurance programs as well as portions of our current insurance coverage, is through various third party insurers. To the extent we hold policies to cover certain groups of claims, but either did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is no longer viable, we may be responsible for losses attributable to such claims. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the “credit risk” of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

In our fee-for-service arrangements, which generated approximately 86% of our net revenue for the eleven months ended December 31, 2005, we, or our affiliated physicians, collect the fees for transports and physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See “— Risk Factors Related to Healthcare Regulation — Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.” In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

We collect a smaller portion of our fees for services rendered to uninsured patients than for services rendered to insured patients. Our credit risk related to services provided to uninsured individuals is exacerbated because the law requires communities to provide 911 emergency response services and hospital emergency departments to treat all patients presenting to the emergency department seeking care for an emergency medical condition regardless of their ability to pay. We also believe uninsured patients are more likely to seek care at hospital emergency departments because they frequently do not have a primary care physician with whom to consult.

We may not be able to successfully recruit and retain physicians and other healthcare professionals with the qualifications and attributes desired by us and our customers.

Our ability to recruit and retain affiliated physicians and other healthcare professionals significantly affects our performance under our contracts. In the recent past, our customer hospitals have increasingly demanded a greater degree of specialized skills, training and experience in the healthcare professionals providing services under their contracts with us. This decreases the number of healthcare professionals who may be permitted to staff our contracts. Moreover, because of the scope of the geographic and demographic diversity of the hospitals and other facilities with which we contract, we must recruit healthcare professionals, and particularly physicians, to staff a broad spectrum of contracts. We have had difficulty in the past recruiting physicians to staff contracts in some regions of the country and at some less economically advantaged hospitals. Moreover, we compete with other entities to recruit and retain qualified physicians and other healthcare professionals to deliver clinical services. Our future success in retaining and winning new hospital contracts depends on our ability to recruit and retain healthcare professionals to maintain and expand our operations.

Our non-compete agreements and other restrictive covenants involving physicians may not be enforceable.

We have contracts with physicians and professional corporations in many states. Some of these contracts, as well as our contracts with hospitals, include provisions preventing these physicians and professional corporations from competing with us both during and after the term of our relationship with them. The law governing non-compete agreements and other forms of restrictive covenants varies from state to state. Some states are reluctant to strictly enforce non-compete agreements and restrictive covenants applicable to physicians. There can be no assurance that our non-compete agreements related to affiliated physicians and professional corporations will not be successfully challenged as unenforceable in certain states. In such event, we would be unable to prevent former affiliated physicians and professional corporations from competing with us, potentially resulting in the loss of some of our hospital contracts.

We are required to make significant capital expenditures for our ambulance services business in order to remain competitive.

Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $48.9 million and $42.8 million in the eleven months ended December 31, 2005 and the twelve months ended August 31, 2004, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

We depend on our senior management and may not be able to retain those employees or recruit additional qualified personnel.

We depend on our senior management. The loss of services of any of the members of our senior management could adversely affect our business until a suitable replacement can be found. There may be a limited number of persons with the requisite skills to serve in these positions, and we cannot assure you that we would be able to identify or employ such qualified personnel on acceptable terms.

We must perform on our own services that Laidlaw previously performed for us, and we are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequate.

Laidlaw historically provided various services to AMR and EmCare, including income tax accounting, preparation of tax returns, certain risk management, compliance and insurance coverage services, cash management, certain benefit plan administration and internal audit. Moreover, as subsidiaries of a public company, AMR and EmCare were not themselves previously subject to the reporting and other requirements of the Securities Exchange Act of 1934, or the Exchange Act. In connection with our initial public offering in December 2005, we became subject to reporting and other obligations under the Exchange Act. We are continuing to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, internal audit, disclosure controls and procedures and financial reporting and accounting systems. These reporting and other obligations, together with the impact of performing services previously provided to us by Laidlaw, have placed significant demands on our management, administrative and operational resources, including accounting resources.

We have hired additional tax, accounting and finance staff. We are reviewing the adequacy of our systems, financial and management controls, and reporting systems and procedures, and we are making the necessary changes. We believe these replacement services will result in total annual stand-alone selling, general and administrative, compensation and benefits and insurance expense of approximately $6.2 million in 2006, including a management fee we pay to Onex, and our estimate of costs to implement the assessment of controls and public company reporting mandated by the Sarbanes-Oxley Act of 2002. We believe this represents our full incremental stand-alone expense, and compares to the pre-acquisition fees and compensation charges of $15.4 million we paid Laidlaw in fiscal 2004 and $19.9 million for the five months ended January 31, 2005. We cannot assure you that our estimate is accurate or that our separation from Laidlaw will progress smoothly, either of which could adversely impact our results. Although we have not fully implemented our replacement services, our costs for these services (including the Onex management fee) totaled approximately $5.8 million in the eleven months ended December 31, 2005. Moreover, our stand-alone expenses may increase. If we are unable to upgrade our financial and management controls, reporting systems and procedures in a timely and effective fashion, we may not be able to satisfy our obligations as a public company on a timely basis.

Our revenue would be adversely affected if we lose existing contracts.

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient visits and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the eleven months ended December 31, 2005 was generated under contracts, including exclusive contracts that accounted for approximately 87% of our fiscal 2005 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal (“RFP”). We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms. For example, in the case of our 9-1-1 contract with Los Angeles County, we have recently been informed that we will lose a substantial portion of our 9-1-1 business under that contract.

We may not accurately assess the costs we will incur under new contracts.

Our new contracts increasingly involve a competitive bidding process. When we obtain new contracts, we must accurately assess the costs we will incur in providing services in order to realize adequate profit margins and otherwise meet our financial and strategic objectives. Increasing pressures from healthcare payors to restrict or reduce reimbursement rates at a time when the costs of providing medical services continue to increase make assessing the costs associated with the pricing of new contracts, as well as maintenance of existing contracts, more difficult. In addition, integrating new contracts, particularly those in new geographic locations, could prove more costly, and could require more management time, than we anticipate. Our failure to accurately predict costs or to negotiate an adequate profit margin could have a material adverse effect on our business, financial condition and results of operations.

The high level of competition in our segments of the market for emergency medical services could adversely affect our contract and revenue base.

AMR. The market for providing ambulance transport services to municipalities, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities (including cities and fire districts), hospitals, local and volunteer private providers, and with several large national and regional providers, such as Rural/Metro Corporation, Southwest Ambulance and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor.

EmCare. The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Sterling Healthcare, The Schumacher Group and National Emergency Services Healthcare Group, some of which may have greater financial and other resources available to them, greater access to physicians and/or greater access to potential customers. We also compete against local physician groups and self-operated hospital emergency departments for satisfying staffing and scheduling needs.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

We had 3.2 million transports and 5.6 million patient visits in the eleven months ended December 31, 2005. We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems, including the integration of our AMR and EmCare systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

If we fail to implement our business strategy, our financial performance and our growth could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenue from existing customers, growing our customer base, pursuing select acquisitions, implementing cost rationalization initiatives, focusing on risk mitigation and utilizing technology to differentiate our services and improve profitability. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, legal developments, government regulation, general economic conditions or increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty in achieving our strategic objectives. Any failure to implement our business strategy successfully may adversely affect our business, financial condition and results of operations and thus our ability to service our debt. In addition, we may decide to alter or discontinue certain aspects of our business strategy at any time.

Our ability to obtain adequate bonding coverage, and therefore maintain existing contracts and successfully bid on new ones, could be adversely affected by our high leverage.

Our emergency ambulance transport service business is highly dependent on our ability to obtain performance bond coverage sufficient to meet bid requirements imposed by existing and potential customers. In connection with the acquisition in February 2005, Laidlaw provided cash collateral required to support the performance bonds in effect at the closing, and has agreed for a three-year period to pay any bond premiums in excess of rates in effect at the time of closing. We cannot assure you that we will have access to adequate bonding capacity to meet new contract requirements, or to obtain substitute performance bonds for existing bonds at the end of the three-year period, or that such bonding will be available on terms acceptable to us. If adequate bonding is not available, or if the terms of the bonding, including cash collateral requirements, are too onerous, there would be a material adverse effect on our business, financial condition and results of operations.

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors could require us to pay past taxes and penalties.

As of December 31, 2005, we contracted with approximately 1,400 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs.

Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities were successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible (but not certain) that our treatment of the physicians would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to integrate successfully the operations of any acquired business into our existing business. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

If Laidlaw is unwilling or unable to satisfy any indemnification claims made by us pursuant to the purchase agreements relating to the acquisition of AMR and EmCare, we will be forced to satisfy such claims ourselves.

Laidlaw has agreed to indemnify us for certain claims or legal actions brought against us arising out of the operations of AMR and EmCare prior to the closing date of the acquisition. If we make a claim against Laidlaw, and Laidlaw is unwilling or unable to satisfy such claim, we would be required to satisfy the claim ourselves and, as a result, our financial condition may be adversely affected.

Many of our employees are represented by labor unions and any work stoppage could adversely affect our business.

Approximately 48% of AMR’s employees are represented by 41 collective bargaining agreements. Fourteen of these collective bargaining agreements, representing approximately 4,100 employees, are subject to renegotiation in 2006. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Risk Factors Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business.

Our practitioners and our customers are also subject to ethical guidelines and operating standards of professional and trade associations and private accreditation agencies. Compliance with these guidelines and standards is often required by our contracts with our customers or to maintain our reputation.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

We are subject to comprehensive and complex laws and rules that govern the manner in which we bill and are paid for our services by third party payors, and the failure to comply with these rules, or allegations that we have failed to do so, can result in civil or criminal sanctions, including exclusion from federal and state healthcare programs.

Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, and the identity of the practitioner who provided the service.

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) “coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, when possible, or document why we are unable to do so, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) “reassignment” rules governing our ability to bill and collect professional fees on behalf of our physicians; (6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See Item 1, “Business — Regulatory Matters — Medicare, Medicaid and Other Government Reimbursement Programs.”

Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. See Item 3, “Legal Proceedings.” Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, the Balanced Budget Act of 1997 and other provisions of federal, state and local law.

In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, it is our practice to disclose the issue to the affected government programs and, if appropriate, to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. See Item 1, “Business — Regulatory Matters — Corporate Compliance Program and Corporate Integrity Obligations.”

If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results. See Item 1, “Business — Regulatory Matters — Federal False Claims Act” and “Business — Other Healthcare Fraud and Abuse Laws.”

Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.

We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results.

Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR’s net revenue for fiscal 2003 and fiscal 2004 of approximately $20 million and $11 million, respectively, resulted in an increase in AMR’s net revenue of approximately $16 million for calendar 2005, and will result in a decrease in AMR’s net revenue of approximately $18 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totalling approximately $11 million for the period 2007 through 2010. See Item 1, “Business —Regulatory Matters — Medicare, Medicaid and Other Government Reimbursement Programs.”

In addition, state and local government regulations or administrative policies regulate ambulance rate structures in some jurisdictions in which we conduct transport services. We may be unable to receive ambulance service rate increases on a timely basis where rates are regulated, or to establish or maintain satisfactory rate structures where rates are not regulated.

We believe that regulatory trends in cost containment will continue. We cannot assure you that we will be able to offset reduced operating margins through cost reductions, increased volume, the introduction of additional procedures or otherwise. In addition, we cannot assure you that federal, state and local governments will not impose reductions in the fee schedules or rate regulations applicable to our services in the future. Any such reductions could have a material adverse effect on our business, financial condition or results of operations.

If current or future laws or regulations force us to restructure our arrangements with physicians, professional corporations and hospitals, we may incur additional costs, lose contracts and suffer a reduction in net revenue under existing contracts, and we may need to refinance our debt or obtain debt holder consent.

A number of laws bear on our contractual relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that these contractual relationships violate laws prohibiting the corporate practice of medicine and fee-splitting prohibitions. These laws prohibit the practice of medicine by general business corporations and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues. See Item 1, “Business —Regulatory Matters — Fee-Splitting; Corporate Practice of Medicine.”

In addition, the Medicare program generally prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. The Medicare Modernization Act amended the Medicare reassignment statute as of December 8, 2003 and now permits our independent contractor physicians to reassign their Medicare receivables to us under certain circumstances. Because this provision has only recently been implemented, it could be interpreted in a manner adverse to us, which would negatively impact our ability to bill for our physicians’ services.

Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. A review or action by regulatory authorities or the courts could force us to terminate or modify our contractual relationships with physicians and affiliated medical groups or revise them in a manner that could be materially adverse to our business. See Item 1, “Business — Regulatory Matters — Antitrust Laws.”

Various licensing and certification laws, regulations and standards apply to us, our affiliated physicians and our relationships with our affiliated physicians. Failure to comply with these laws and regulations could result in our services being found to be non-reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We are pursuing steps we believe we must take to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

EmCare’s professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA Insurance Company, Ltd. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary and appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

Adverse judicial or administrative interpretations could result in a finding that we are not in compliance with one or more of these laws and rules that affect our relationships with our physicians.

These laws and rules, and their interpretations, may also change in the future. Any adverse interpretations or changes could force us to restructure our relationships with physicians, professional corporations or our hospital customers, or to restructure our operations. This could cause our operating costs to increase significantly. A restructuring could also result in a loss of contracts or a reduction in revenue under existing contracts. Moreover, if we are required to modify our structure and organization to comply with these laws and rules, our financing agreements may prohibit such modifications and require us to obtain the consent of the holders of such debt or require the refinancing of such debt.

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute, and we are currently under investigation for alleged violations of that statute.

We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of “remuneration” in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. “Remuneration” potentially includes discounts and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.

In 1999, the Office of Inspector General of the Department of Health and Human Services, or the OIG, issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts. See Item 1, “Business — Regulatory Matters — Federal Anti-Kickback Statute.”

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. The government has alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We currently are negotiating a settlement with the government regarding these allegations. The government has indicated that, in the absence of a settlement, it will pursue further civil action in this matter. There can be no assurance that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against AMR in other jurisdictions or for different time frames. See Item 1, “Business — American Medical Response — Legal Matters.” If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims. Such a settlement may also require us to enter into a Corporate Integrity Agreement, or CIA. See Item 1, “Business — Regulatory Matters — Corporate Compliance Program and Corporate Integrity Obligations.”

In addition to AMR’s contracts with healthcare facilities, other marketing practices or transactions entered into by AMR and EmCare may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties.

We and our affiliated physicians are subject to various federal, state and local licensing and certification laws with which we must comply in order to maintain authorization to provide, or receive payment for, our services. For example, Medicare and Medicaid require that we complete and periodically update enrollment forms in order to obtain and maintain certification to participate in programs. Compliance with these requirements is complicated by the fact that they differ from jurisdiction to jurisdiction, and in some cases are not uniformly applied or interpreted even within the same jurisdiction. Failure to comply with these requirements can lead not only to delays in payment and refund requests, but in extreme cases can give rise to civil or criminal penalties.

In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. For example, in connection with our acquisition of AMR from Laidlaw, two of our subsidiaries were required to apply for state and local ambulance operating authority in New York. Similarly, the change in corporate structure and ownership in connection with our initial public offering may require us to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions.

If an agency requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in payment, receive refund requests or be subject to recoupment for services we provide in the interim. The change in ownership effected by our acquisition of AMR and EmCare from Laidlaw or the Company’s public offering may require us to re-enroll in one or more jurisdictions, in which case reimbursement from the relevant government program is likely to be deferred for several months. This would affect our cash flow, but would not affect our net revenue. We do not expect the impact of this deferral to be material to us unless several jurisdictions require us to re-enroll.

While we have made reasonable efforts to substantially comply with these requirements in connection with prior changes in our operations and ownership structure, and will do so in connection with this offering, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last five years, we have entered into four settlement agreements with the United States government. In June 2002, one of our subsidiaries, AMR of Massachusetts, entered into a settlement agreement to resolve a number of allegations, including allegations related to billing and documentation practices. In February 2003, another subsidiary, AMR of South Dakota, entered into a settlement agreement to resolve allegations that it incorrectly billed for transports performed by other providers when an AMR paramedic accompanied the patient during transport, and that it billed for certain non-emergency transports using emergency codes. In July 2004, our subsidiary, American Medical Response West, entered into a settlement agreement in connection with billing matters related to emergency transports and specialized services. In August 2004, AMR entered into a settlement agreement on behalf of a subsidiary, Regional Emergency Services LP, or RES, to resolve allegations of violations of the False Claims Act by RES and a hospital system based on the absence of certificates of medical necessity and other non-compliant billing practices. See Item 3, “Legal Proceedings.”

As part of the settlements AMR of Massachusetts and AMR West entered into with the government, we entered into Corporate Integrity Agreements, or CIAs. Pursuant to these CIAs, we are required to establish and maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee, claims review by an independent review organization, and reporting of overpayments and other “reportable events.” See Item 1, “Business — Regulatory Matters — Corporate Compliance Program and Corporate Integrity Obligations.”

We cannot assure you that the CIAs or the compliance program we initiated has prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

If we are unable to effectively adapt to changes in the healthcare industry, our business may be harmed.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system.

We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government program reimbursements may serve as precedent to similar changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

Risk Factors Related to Our Corporate Governance

Our certificate of incorporation and our by-laws contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our certificate of incorporation and our by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

•	providing for a classified board of directors with staggered terms,

•	providing for the class B special voting stock which will be voted as directed by the Onex entities,

•	providing for multi-vote shares of common stock which, upon exchange of LP exchangeable units, will be owned by the Onex entities,

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings, and

•	the authority of the board of directors to issue, without stockholder approval, up to 20 million shares of preferred stock with such terms as the Board of Directors may determine and an additional 54 million shares of common stock.

We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

Because the Onex entities own more than 50% of our combined voting power, we are deemed a “controlled company” under the rules of the New York Stock Exchange, or the NYSE. As a result, we qualify for, and rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our board of directors be comprised of a majority of “independent directors,” and that our compensation committee and corporate governance and nominating committee be comprised solely of “independent directors” (as defined under the rules of the NYSE), so long as the Onex entities continue to own more than 50% of our combined voting power. Our Board of Directors is comprised of six persons, of which one is a representative from Onex and two are executive officers and, therefore, not “independent.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 55,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the AMR and EMSC corporate headquarters and which also serves as one of AMR’s billing offices. Our leases for our business segments are described below.

AMR

Facilities. In addition to the corporate headquarters, we also lease approximately 500 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 14 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2017.

Vehicle Fleet. We operate approximately 4,400 vehicles. Of these, 3,300 are ambulances, 600 are wheelchair vans and 500 are support vehicles. As of December 31, 2005, we owned approximately 90% of our vehicles and lease the balance. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately five years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We are exploring ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

EmCare

Facilities. We lease approximately 49,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare’s key support functions and regional operations. We also lease 16 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2014.

ITEM 3. LEGAL PROCEEDINGS

We are subject to litigation arising in the ordinary course of our business, including litigation principally relating to professional liability, auto accident and workers compensation claims. There can be no assurance that our insurance coverage will be adequate to cover all liabilities occurring out of such claims. In the opinion of management, we are not engaged in any legal proceedings that we expect will have a material adverse effect on our business, financial condition, cash flows or results of our operations other than as set forth below.

From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

We are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kick-back, rebate or other remuneration, in cash or in kind, in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. We have implemented policies and procedures that management believes will assure that we are in substantial compliance with these laws, but we cannot assure you that the government or a court will not find that some of our business practices violate these laws.

On May 9, 2002, AMR received a subpoena from the Office of Inspector General for the United States Department of Health and Human Services, or OIG. The subpoena requested copies of documents for the period from January 1993 through May 2002. The subpoena required us to produce a broad range of documents relating to contracts entered into by an AMR affiliate, Regional Emergency Services, or RES, in Texas, Georgia and Colorado. The Department of Justice ultimately added allegations involving contracts in Texas to its other claims against RES and a hospital system arising from a contract between RES and the hospital system in Florida. These claims, including both Texas and Florida, were settled by RES and the hospital system for approximately $20.0 million, of which we were responsible for, and have paid, $5.0 million. The government investigations in Georgia and Colorado have not been resolved.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. During the first quarter of fiscal 2004, we were advised by the U.S. Department of Justice that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR to hospitals and nursing homes in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government has alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We currently are negotiating a settlement with the government regarding these allegations. Such a settlement may require us to make a substantial payment and enter into a Corporate Integrity Agreement. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw share responsibility for any settlement or damages arising with respect to these matters; we are responsible for 50% of the first $10 million of damages and 10% of any damages in excess of $10 million and up to and including $50 million. Based upon our discussions with the government and our own analysis, we believe we have adequately accrued for potential losses. However, the government has indicated that, in the absence of a settlement, it will pursue further civil action in this matter. There can be no assurance that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against AMR in other jurisdictions or for different time frames.

On December 14, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at a higher level than contractually permitted. At this time, AMR does not believe that any incorrect billings are material in amount.

AMR and the City of Stockton, California are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin,

California. The parties were unable to agree on the final terms of a joint bid. AMR has been awarded the San Joaquin contract. While we are unable at this time to estimate the amount of potential damages, we believe that Stockton may claim as damages a portion of our profit on the contract or the profit Stockton might have realized had the joint venture proceeded.

On July 12, 2005, we received a letter and draft Audit Report from the OIG requesting our response to its draft findings that our Massachusetts subsidiary received $1.9 million in overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The draft findings state that some of these services did not meet Medicare medical necessity and reimbursement requirements. We disagree with the OIG’s finding and have responded to the draft Audit Report. If we are unsuccessful in challenging the OIG’s draft findings, and in any administrative appeals to which we may be entitled following the release of a final Audit Report, we may be required to make a substantial repayment.

EmCare is currently a defendant in two collective action lawsuits, William Kirby Edge v. EmCare, Inc., et al., (U.S. Dist. Ct. — S.D. Fla.) and June Belt, et al. v. EmCare, Inc., et al., (U.S. Ct. App. — 5th Cir.), brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The plaintiffs are seeking to recover overtime pay for the hours they worked in excess of 40 in a workweek and reclassification as non-exempt employees. In addition to these two lawsuits, certain of the plaintiffs brought a related action under California state law. We have settled the California state law claims for $1.5 million.

As previously reported, our predecessor combined financial statements reflected an adjustment to AMR’s accounts receivable allowances, ranging from $39 million to $50 million, at various balance sheet dates prior to May 31, 2003. We have determined that this adjustment may give rise to a claim against Laidlaw International, Inc. and its subsidiary, Laidlaw Medical Holdings, Inc., pursuant to the stock purchase agreement between Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and EMSC, Inc. dated December 6, 2004. Prior to our initial public offering, we assigned any claims against Laidlaw relating to this matter to the persons who held our equity immediately prior to the offering. In accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, this assignment represented a nonreciprocal transfer between us and our equityholders prior to the initial public offering. We were unable to determine the fair value of the transferred right within reasonable limits; accordingly, we attributed no value to the assignment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the eleven months ended December 31, 2005.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our class A common stock have been trading on the New York Stock Exchange (“NYSE”), under the symbol “EMS”, since our initial public offering of such stock on December 16, 2005. There is no established market for our class B common stock or our LP exchangeable units.

Between December 16, 2005, the date our class A common stock commenced trading, and December 31, 2005 the high and low per share closing sale price of our class A common stock was $14.00 and $12.84, respectively. On March 16, 2006, there were approximately 700 holders of record of our class A common stock, 3 holders of record of our class B common stock and 5 holders of record of our LP exchangeable units.

We refer you to our Registration Statement filed on Form S-1 under the Securities Act of 1933 with the Securities and Exchange Commission on December 15, 2005 under the caption “Description of Capital Stock” for a further description of our capital stock.

Dividend Policy

We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facility (see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”). Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay any dividends in 2005 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Use of Proceeds

On December 16, 2005, a registration statement (Registration No. 333-127115) relating to our initial public offering of our class A common stock was declared effective by the Securities and Exchange Commission. This registration statement covered 8,100,000 shares of our class A common stock, including 1,215,000 shares subject to the underwriters’ over-allotment option granted by certain selling shareholders. We sold 8,100,000 shares of class A common stock at a price of $14.00 per share less underwriting discounts and commissions. The offering closed on December 21, 2005. The over-allotment option was not exercised by the underwriters. The managing underwriters were Banc of America LLC and J.P. Morgan Securities Inc.

Our aggregate gross proceeds from the offering were $113.4 million. Our aggregate net proceeds from the offering were approximately $101.9 million, after deducting $7.9 million in underwriting discounts and commissions paid to the underwriters and an estimated $3.6 in other expenses we incurred in connection with the offering. We used $99.1 million of the net proceeds to pay down our senior subordinated term debt and the remaining $2.8 million of net proceeds for general corporate expenses.

Recent Sales of Unregistered Securities

The following share numbers reflect the 1.5-for-1 stock split which was effected immediately prior to our initial public offering.

On February 10, 2005, we issued 32,250,030 class A units representing limited partnership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to seven accredited investors in reliance upon the exemption provided by Rule 506 of the Securities Act.

On February 10, 2005, we issued 728,250 class B units representing limited partnership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to the following members of senior management in the amounts set forth opposite their names, in reliance upon the exemption provided by Rule 506 of the Securities Act:

Russell H. Harris, M.D.	15,000
Don S. Harvey	75,000
Angel L. Iscovich	15,000
Terry R. Meadows	7,500
Louis K. Meyer	15,000
David Mintz	11,250
James L. Murphy	11,250
Randel G. Owen	33,750
Dighton Packard	33,750
Steve W. Ratton, Jr.	15,000
William A. Sanger	450,000
Joseph Taylor	19,500
Douglas P. Webster	7,500
Todd Zimmerman	18,750

Effective as of February 10, 2005, we granted to members of senior management options to purchase an aggregate of 3,434,969 class B units representing limited partnership interests of Emergency Medical Services L.P., in reliance upon the exemption provided by Rule 506 of the Securities Act.

On February 10, 2005, our subsidiaries, AMR Holdco, Inc. and EmCare Holdco, Inc., sold $250,000,000 principal amount of 10% senior subordinated notes due 2005 to Banc of America Securities LLC and JP Morgan Securities Inc., as the initial purchasers, at a purchase price of $975.00 per $1,000 principal amount, in reliance upon the exemption provided by Section 4(2) of the Securities Act and Rule 144A promulgated under the Securities Act.

On March 10, 2005, we issued 112,500 class B units representing limited partnership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to James T. Kelly, one of our directors, in reliance upon the exemption provided by Rule 506 of the Securities Act.

On April 22, 2005, we issued 37,500 class B units representing limited partnership membership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to Steven B. Epstein, one of our directors, in reliance upon the exemption provided by Rule 506 of the Securities Act.

On June 10, 2005, we issued 37,500 class B units representing limited partnership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to Michael L. Smith, one of our directors, in reliance upon the exemption provided by Rule 506 of the Securities Act.

In July 2005, we granted to certain members of our board of directors and senior management options to purchase an aggregate of 74,250 class B units representing limited partnership units of Emergency Medical Services L.P., in reliance upon the exemption provided by Rule 506 of the Securities Act.

In July 2005, we issued 199,950 class B units representing limited partnership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to employees of our subsidiaries pursuant to our equity purchase plan in reliance upon the exemption provided by Rule 701 the Securities Act. The issuance of these units to employees in certain states is subject to our making regulatory filings and/or our receipt of regulatory approval.

In July 2005, we issued 31,500 class B units representing limited partnership interests of Emergency Medical Services L.P. at a purchase price of $6.67 per unit to affiliated physicians, physician assistants and nurse practitioners pursuant to our equity purchase plan in reliance upon the exemption provided by Rule 506 the Securities Act.

In December 2005, we granted to a member of our senior management options to purchase an aggregate of 37,500 class B units representing limited partnership units of Emergency Medical Services L.P., in reliance upon the exemption provided by Rule 506 of the Securities Act.

Concurrently with the closing of our initial public offering, we issued 45 shares of our class B common stock to two accredited investors in exchange for their shares of common stock of EMSC, Inc., the general partner of EMS LP, in reliance upon the exemption provided by Rule 506 of the Securities Act.

In our reorganization, concurrently with our initial public offering:

•	in reliance upon the exemptions provided by Section 3(a)(9) and Rule 506 of the Securities Act:

•	we effected a 1.5-to-1 split of the EMS LP partnership units, and

•	options to acquire EMS LP class B units at $10.00 per unit became options to acquire 1.5 shares of our class A common stock at a purchase price of $6.67 per share, and

•	pursuant to a Registration Statement on Form S-1, we issued 1.5 shares of our class A common stock for each class B unit of EMS LP outstanding.

Concurrently with the closing of our initial public offering, we also issued shares of our class B common stock to two accredited investors in exchange for their 142,500 class A units representing limited partnership interests of Emergency Medical Services L.P., in reliance upon the exemption provided by Rule 506 of the Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the eleven months ended December 31, 2005.

Equity Plans

Equity Option Plan

We adopted our equity option plan in connection with the acquisition of AMR and EmCare. The compensation committee of our board of directors, or the board itself if there is no committee, administers the equity option plan.

The following table presents information pertaining to our equity option plan at December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders	3,528,719	$6.77	529,245

These options to purchase shares of our class A common stock have the following terms:

•	exercise price of $6.67 per share, except for options to purchase 37,500 shares with an exercise price of $16.00 per share,

•	vesting ratably on each of the first four anniversaries of the grant date (the first eight 6-month anniversaries in the case of Mr. Sanger), provided, that the exercisability of one-half of the options granted to each employee is subject to the further condition that Onex has realized a 15% internal rate of return, as defined, or, on the fourth anniversary of the grant date, we have achieved an aggregate EBITDA, as defined, of not less than $617.4 million, subject to certain adjustments, for the four fiscal years ending December 31, 2008,

•	each option expires on the tenth anniversary of the grant date unless the employee’s employment is terminated earlier, in which case the options will expire as follows: (i) upon the termination of employment if the termination is for “cause”, (ii) 30 days after the termination of employment, or such other date as determined by the compensation committee, following termination by the employee for “good reason” or by us without “cause” or due to retirement, or (iii) 90 days after termination of employment due to death or disability, and

•	upon (i) a sale of the equity of Emergency Medical Services whereby any person other than existing equity holders as of the grant date acquires voting power to elect a majority of our board of directors or (ii) a sale of all or substantially all of our assets, all options granted to each employee will accelerate (although still subject to the performance target) and will terminate if not exercised in accordance with the terms of the option agreement.

All options and Emergency Medical Services equity held by our senior management are governed by agreements which:

•	restrict transfer of their equity until the fifth anniversary of purchase, and

•	grant “piggyback” registration rights.

See “Description of Capital Stock — Equityholder Agreements” and “— Registration Agreement” in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and “piggyback” registration rights.

Management Investment and Equity Purchase Plan

In connection with our acquisition of AMR and EmCare, our named executive officers and other members of management purchased an aggregate of 915,750 shares of class A common stock. Approximately 160 employees and affiliated physicians, physician assistants and nurse practitioners purchased in the aggregate an additional 231,450 shares of class A common stock pursuant to our equity purchase plan. The 1,147,200 shares held by these investors, including our named executive officers, are governed by equityholders agreements. These agreements contain restrictions on transfer of the equity. See “Description of Capital Stock — Equityholder Agreements” in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and “piggyback” registration rights.

Offer to Provide Form 10-K

Stockholders may request a copy of our Annual Report on Form 10-K by mail addressed to our Investor Relations Department at the following address: Emergency Medical Services Corporation, 6200 South Syracuse Way, Greenwood Village, CO 80111.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected financial data derived from our combined or consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing in Item 8 of this Report.

Effective as of January 31, 2005, we acquired AMR and EmCare from Laidlaw and, in connection with the acquisition, we changed our fiscal year to December 31 from August 31. For all periods prior to the acquisition, the AMR and EmCare businesses formerly owned by Laidlaw are referred to as the “Predecessor.” For all periods from and subsequent to the acquisition, these businesses are referred to as the “Successor.”

The comparability of our selected historical financial data has been affected by a number of significant events and transactions. As we discuss more fully in note 1 — “Fresh-Start Accounting” of the notes to our audited financial statements included in Item 8, AMR’s and EmCare’s former parent, Laidlaw, and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although subsidiaries of Laidlaw, neither AMR nor EmCare was included in the bankruptcy filing. Laidlaw emerged from bankruptcy protection in June 2003. Laidlaw applied fresh-start accounting as of June 1, 2003 to AMR and EmCare and pushed down to us our share of the fresh-start accounting adjustments. As a result of the fresh-start change in the basis of accounting for our underlying assets and liabilities, our results of operations and cash flows have been separated as pre-June 1, 2003 and post-May 31, 2003.

Financial data for the year ended August 31, 2001 (Pre Fresh-Start Predecessor) represent the combination of the audited financial statements of AMR and EmCare. Financial data for the years ended August 31, 2002 (Pre Fresh-Start Predecessor), August 31, 2003 (Predecessor) and August 31, 2004 (Predecessor) and the five months ended January 31, 2005 (Predecessor) are derived from our audited combined financial statements. Financial data as of and for the eleven months ended December 31, 2005 (Successor), are derived from our audited consolidated financial statements included in Item 8 of this Report. Financial data for the eleven months ended December 31, 2004 (Predecessor) are derived from our unaudited combined financial statements.

	Successor	Predecessor					Pre Fresh-Start Predecessor
	As of and for the
	Eleven Months Ended December 31, 2005	Eleven Months Ended December 31, 2004	Five Months Ended January 31,		Fiscal Year Ended	Three Months Ended	Nine Months Ended May 31, 2003	Fiscal Year Ended	Fiscal Year Ended
					August 31,			August 31,
			2005	2004	2004	2003		2002	2001(1)
		(unaudited)		(unaudited)					(unaudited)
	(dollars in thousands)
Statement of Operations Data:

Net revenue	$1,655,485	$1,490,201	$696,179	$667,506	$1,604,598	$384,461	$1,103,335	$1,415,786	$1,386,136

Compensation and benefits	1,146,055	1,034,287	481,305	461,923	1,117,890	264,604	757,183	960,590	976,330
Operating expenses	233,087	204,184	94,882	90,828	218,277	55,212	163,447	219,321	216,019
Insurance expenses	82,800	74,411	39,002	36,664	80,255	34,671	69,576	66,479	117,374
Selling, general and administrative expenses	54,262	44,425	21,635	22,016	47,899	12,017	37,867	61,455	53,017
Laidlaw fees and compensation charges	—	13,345	19,857	6,436	15,449	1,350	4,050	5,400	7,260
Depreciation and amortization expenses	54,143	45,593	18,808	22,079	52,739	12,560	32,144	67,183	66,286
Impairment losses	—	—	—	—	—	—	—	262,780	—
Restructuring charges	1,781	1,381	—	—	2,115	1,449	1,288	3,777	—
Laidlaw reorganization charges	—	—	—	—	—	—	3,650	8,761	9,198

Income (loss) from operations	$83,357	72,575	$20,690	$27,560	$69,974	$2,598	$34,130	$(239,960)	$(59,348)
Interest expense	(47,813)	(11,963)	(5,644)	(4,137)	(9,961)	(908)	(4,691)	(6,418)	(66,181)
Realized gain (loss) on investments	(164)	(955)	—	—	(1,140)	90	—	—	—
Interest and other income (loss)	1,040	728	714	1,403	240	22	304	369	222
Fresh-start accounting adjustments (2)	—	—	—	—	—	—	46,416	—	—
Loss on early debt extinguishment	(2,040)	—	—	—	—	—	—	—	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle	34,380	60,385	15,760	24,826	59,113	1,802	76,159	(246,009)	(125,307)
Income tax (expense) benefit	(14,372)	(23,550)	(6,278)	(9,800)	(21,764)	(8,633)	(829)	(1,374)	17,538

Income (loss) before cumulative effect of a change in accounting principle	20,008	36,835	9,482	15,026	37,349	(6,831)	75,330	(247,383)	(107,769)
Cumulative effect of a change in accounting principle (3)	—	—	—	—	—	—	(223,721)	—	—
Equity in earnings of unconsolidated subsidiary	59	—	—	—	—	—	—	—	—

Net income (loss)	$20,067	$36,835	$9,482	$15,026	$37,349	$(6,831)	$(148,391)	$(247,383)	$(107,769)

	Successor	Predecessor					Pre Fresh-Start Predecessor
	As of and for the
	Eleven Months Ended December 31, 2005	Eleven Months Ended December 31, 2004	Five Months Ended January 31,		Fiscal Year Ended	Three Months Ended	Nine Months Ended May 31, 2003	Fiscal Year Ended	Fiscal Year Ended
					August 31,			August 31,
			2005	2004	2004	2003		2002	2001(1)
		(unaudited)		(unaudited)					(unaudited)
	(dollars in thousands)
Net income per share:
Basic	$0.56
Diluted	$0.55
Weighted average number of common shares outstanding:
Basic	33,621,542
Diluted	34,282,176

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$109,963	$124,851	$15,966	$18,627	$127,679	$30,009	$58,769	$156,544	$28,044
Investing activities	(909,629)	(92,459)	(21,667)	(10,881)	(81,516)	(15,136)	(98,835)	(57,347)	(36,442)
Financing activities	803,083	(39,385)	10,856	(7,532)	(47,328)	(47,222)	(8,060)	(36,066)	11,376
Cash and cash equivalents	18,048		14,631		9,476	10,641
Total assets	1,267,028		983,510		949,599	914,746
Long-term debt and capital lease obligations, including current maturities	502,184		11,497		15,480	24,057
Stockholders’ or Combined Equity	344,984		598,277		573,840	560,539

(1)	Represents the combination of the audited financial statements of AMR and EmCare for the fiscal year ended August 31, 2001.
(2)	See note 1 to our financial statements included in Item 8 with respect to our fresh-start financial reporting.
(3)	Reflects an impairment of goodwill recorded in connection with the adoption of SFAS No. 142.

Quarterly Results

The following table summarizes our unaudited results for each quarter in the eleven month periods ended December 31, 2005 and 2004 (in thousands, except per share amounts).

	2005
	For the Two Months Ended March 31,	For the Three Months Ended
		June 30,	September 30,	December 31,
Net revenue	$286,387	$445,021	$456,245	$467,832
Income from operations	16,263	23,402	19,252	24,440
Net income	4,947	6,049	3,006	6,065
Basic income per share	0.15	0.13	0.11	0.17
Diluted income per share	0.15	0.13	0.11	0.17

	2004
	For the Two Months Ended March 31,	For the Three Months Ended
		June 30,	September 30,	December 31,
Net revenue	$263,905	$399,975	$413,869	$412,452
Income from operations	11,142	14,243	24,555	22,635
Net income	7,251	6,071	11,248	12,265

The variance in net income between the 2004 and 2005 quarters was primarily due to an increase in interest and amortization expense in 2005 incurred in connection with the acquisition from Laidlaw.

First and second quarters of 2004 include adjustments to income from operations, as previously reported, as a result of the allocation of insurance expense reductions previously recorded in the third quarter of 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in Item 8 of this Report and the “Selected Financial Data” included in Item 6 of this Report. The following discussion includes periods before the acquisition of AMR and EmCare. Accordingly, the discussion and analysis of historical periods do not fully reflect the impact the acquisition of AMR and EmCare have had on us. In addition, this discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section in Item 1A of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

Our financial statements referred to in this Item 7 are included in Item 8 of this Annual Report.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of ambulance transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States. Approximately 87% of our net revenue for the eleven months ended December 31, 2005 was generated under exclusive contracts. During the same period in 2005, we provided emergency medical services to approximately 8.8 million patients in more than 2,000 communities nationwide. For the eleven months ended December 31, 2005, we generated net revenue of $1.655 billion, of which AMR and EmCare represented approximately 64% and 36%, respectively.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. AMR has an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During the eleven months ended December 31, 2005, AMR treated and transported approximately 3.2 million patients in 35 states. As of December 31, 2005, AMR had approximately 2,900 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance services. AMR’s broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies. AMR has made significant investments in technology, customer service plans, employee training and risk mitigation programs to deliver a compelling value proposition to our customers, which we believe has led to industry-leading contract retention rates. For the eleven months ended December 31, 2005, approximately 58% of AMR’s net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 32% of AMR’s net revenue for the same period, with the balance generated from the provision of training, dispatch centers and other services to communities and public safety agencies. For the eleven months ended December 31, 2005, AMR generated net revenue of $1.06 billion.

EmCare

Over its 33 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups. EmCare has a 6% share of the total emergency department services market and a 9% share of the outsourced emergency department services market. In addition, EmCare has become one of the leading providers of hospitalist services, with hospitalist related net revenue increasing from $6.7 million in the eleven months ended 2001 to $28.7 million for fiscal 2005. A hospitalist is a physician who specializes in the care of acutely ill patients in an in-patient setting. During the eleven months ended December 31, 2005, EmCare had approximately 5.6 million patient visits in 39 states.

EmCare primarily provides emergency department staffing and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 335 contracts with hospitals and independent physician groups to provide emergency department, hospitalist and radiology staffing, and related management and other administrative services. We believe that EmCare’s successful physician recruitment and retention, high level of customer service and advanced risk management programs have resulted in high contract retention rates and continued growth in new customers. For the eleven months ended December 31, 2005, EmCare generated net revenue of $595.8 million.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectibility of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates. The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for fiscal 2005 (eleven months ended December 31, 2005) and fiscal 2004.

	Percentage of Net Revenue		Percentage of Total Volume
	Eleven Months Ended December 31, 2005	Year Ended August 31, 2004	Eleven Months Ended December 31, 2005	Year Ended August 31, 2004
Medicare	26.3%	27.3%	25.7%	25.8%
Medicaid	5.0	5.2	12.5	12.3
Commercial insurance and managed care	49.8	47.7	41.1	41.4
Self-pay	4.4	4.0	20.7	20.5
Subsidies and fees	14.5	15.8	0	0.0

Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

AMR

Approximately 90% of AMR’s net revenue for the eleven months ended December 31, 2005 was transport revenue derived from the treatment and transportation of patients based on billings to third party payors and healthcare facilities. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for transport net revenue include:

•	Transports. We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories — ambulance transports (including emergency, as well as non-emergency critical care and other interfacility transports) and wheelchair transports — due to the significant differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.

•	Net revenue per transport. Net revenue per transport reflects the expected net revenue for each transport based on gross billings less all estimated provisions for contractual discounts and uncompensated care. In order to better understand the trends across business segments and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses, (2) severe weather that affects a region’s health status and/or infrastructure and (3) community-specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include:

•	Unit hours and cost per unit hour. Our measurement of a unit hour is based on a fully staffed ambulance or wheelchair van for one operating hour. We use unit hours and cost per unit hour to measure compensation-related costs and the efficiency of our deployed resources. We monitor unit hours and cost per unit hour on a combined basis, as well as on a segregated basis between ambulance and wheelchair transports.

•	Operating costs per transport. Operating costs per transport is comprised of certain direct operating costs, including vehicle operating costs, medical supplies and other transport-related costs, but excluding compensation-related costs. Monitoring operating costs per transport allows us to better evaluate cost trends and operating practices of our regional and local management teams.

•	Accident and insurance claims. We monitor the number and magnitude of all accident and insurance claims in order to measure the effectiveness of our risk management programs. Depending on the type of claim (workers compensation, auto, general or professional liability), we monitor our performance by utilizing various bases of measurement, such as net revenue, miles driven, number of vehicles operated, compensation dollars, and number of transports.

We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of technology to reduce auto incidents and other risk mitigation processes which we believe has resulted in a reduction in the frequency, severity and development of claims. We continue to see positive trends in our claims costs but cannot assure you that these trends will continue.

In addition to the costs referred to above, we incur selling, general and administrative expenses which consist primarily of compensation and benefits for management, sales, marketing, account management and administrative personnel, as well as expenses related to communications, travel, professional fees and training.

Depreciation expense relates primarily to charges for usage of vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to customer relationships.

EmCare

Of EmCare’s net revenue for the eleven months ended December 31, 2005, approximately 98% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 77% was generated from billings to third party payors for patient visits and approximately 23% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

•	Number of contracts. This reflects the number of contractual relationships we have for outsourced emergency department staffing and related management services, hospitalist services and other management services. We analyze the change in our number of contracts from period to period based on “net new contracts,” which is the difference between total new contracts and contracts that have terminated.

•	Revenue per patient visit. This reflects the expected net revenue for each patient visit based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient visit also includes net revenue from billings to third party payors and hospitals.

The change from period to period in the number of patient visits under our “same store” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses and (2) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include:

•	Provider compensation per patient visit. Provider compensation per patient visit includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient visit. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per patient visit enables us to monitor our most significant cost in performing under our contracts.

•	Professional liability costs. These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, within our self-insurance limits based on our past loss experience, as well as actual direct costs, including investigation and defense costs, claims payments, reinsurance costs and other costs related to provider professional liability.

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a continued reduction in the frequency, severity and development of claims. We continue to see positive trends in our claims costs but cannot assure you that these trends will continue.

In addition to the costs referred to above, we incur selling, general and administrative expenses which consist primarily of compensation and benefits for management, sales, marketing, account management and administrative personnel, as well as expenses related to communications, travel, professional fees, and training.

Depreciation expense relates primarily to charges for usage of medical equipment, computer hardware and software, and other technologies. Amortization expense relates primarily to customer relationships.

Non-GAAP Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is defined as operating income plus depreciation and amortization expense. EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”), and the items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

The following table sets forth a reconciliation of EBITDA to income from operations and to net income (loss) for our company, and reconciliations of EBITDA to income from operations for our two operating segments, using data derived from our financial statements for the periods indicated (amounts in thousands):

	For the
	Eleven Months Ended December 31,		Five Months Ended January 31,		Year Ended August 31,
	2005	2004	2005	2004	2004	2003
Consolidated/Combined
EBITDA	$137,500	$118,168	$39,498	$49,639	$122,713	$81,432
Less: Depreciation and amortization expense	54,143	45,593	18,808	22,079	52,739	44,704

Income from operations	83,357	72,575	20,690	27,560	69,974	36,728

Less: Interest expense	47,813	11,963	5,644	4,137	9,961	5,599
Realized (gain) loss on investments	164	955	—	—	1,140	(90)
Interest and other income	(1,040)	(728)	(714)	(1,403)	(240)	(326)
Fresh-start accounting adjustments	—	—	—	—	—	(46,416)
Loss on debt extinguishment	2,040	—	—	—	—	—
Equity in earnings of unconsolidated subsidiary	(59)	—	—	—	—	—
Income tax expense	14,372	23,550	6,278	9,800	21,764	9,462
Cumulative effect of a change in accounting principle	—	—	—	—	—	223,721

Net income (loss)	$20,067	$36,835	$9,482	$15,026	$37,349	$(155,222)

AMR
EBITDA	$93,404	$84,851	$33,859	$33,713	$85,557	$55,967
Less: Depreciation and amortization expense	44,090	38,348	16,394	18,278	43,629	39,273

Income from operations	$49,314	$46,503	$17,465	$15,435	$41,928	$16,694

EmCare
EBITDA	$44,096	$33,317	$5,639	$15,926	$37,156	$25,465
Less: Depreciation and amortization expense	10,031	7,245	2,414	3,801	9,110	5,431

Income from operations	$34,065	$26,072	$3,225	$12,125	$28,046	$20,034

See discussion below regarding the combination of the nine-month period ending May 31, 2003 and the three-month period ending August 31, 2003.

Factors Affecting Operating Results

Re-Capitalization Activities

On February 10, 2005, an investor group led by Onex Partners LP and Onex Corporation, and including members of our management, purchased our operating subsidiaries, AMR and EmCare, from Laidlaw International, Inc. To fund the $828.8 million purchase price of these acquisitions, we received equity contributions of $219.2 million, issued and sold $250.0 million principal amount of senior subordinated notes, and entered into a $450.0 million senior secured credit agreement comprised of a $100.0 million revolving credit facility and a $350.0 million term loan. We borrowed the full amount of the term loan and $20.2 million under the revolving credit facility to fund our acquisition of AMR and EmCare, including the payment of related fees and expenses, and we have used balances outstanding from time to time under the revolving credit facility for working capital purposes. The increase in the outstanding balance of long-term debt in February 2005 resulted in a corresponding increase in interest expense.

On December 21, 2005, Emergency Medical Services Corporation completed its initial public offering of 8,100,000 shares of class A common stock; trading of those shares commenced on the New York Stock Exchange on December 16, 2005. We used a significant portion of the net proceeds of $101.9 million from this initial public offering to repay $99.1 million of debt outstanding under our senior secured credit facility and we used the balance for working capital, capital expenditures and other general corporate purposes. This reduction to the outstanding balance of long-term debt in December 2005 will result in a corresponding decrease in our future interest costs.

Rate Changes by Government Sponsored Programs

In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue for the fiscal years ended August 31, 2003 and 2004 of approximately $20 million and $11 million, respectively, resulted in an increase in AMR’s net revenue of approximately $16 million during calendar year 2005, and will result in a decrease in AMR’s net revenue of approximately $18 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totalling approximately $11 million for the period 2007 through 2010. Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

Medicare pays for all EmCare physicians’ services based upon a national fee schedule. The rate formula may result in significant yearly fluctuations which may be unrelated to changes in the actual cost of providing physician services. A physician fee schedule update for 2006 that called for a payment decrease of 4.4% was subsequently rescinded.

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal (“RFP”), and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract if we determine that we cannot do so on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms. For example, in the case of our 9-1-1 contract with Los Angeles County, we recently were informed that we will lose a substantial portion of our 9-1-1 business under that contract.

Hurricane Katrina and our Gulf Coast Operations

AMR provides ambulance services in Gulfport and Biloxi, Mississippi and several other Gulf Coast communities. Although our dispatch center was damaged by hurricane Katrina and we had damage to a small number of vehicles, we were able to maintain communications through our use of back-up generators and other emergency supplies. We have worked closely with FEMA and other federal, state and local agencies and deployed additional ambulance transportation resources where they were most needed, particularly in the coastal areas of Mississippi, Louisiana and Alabama. For the eleven months ended December 31, 2005, revenue derived from hurricane-related services was 0.9% of net revenue and related expenses were 0.9% of total expenses included in income from operations.

EmCare operations generally were unaffected by Katrina, with only one facility in the affected area. EmCare deployed additional resources to assist at that facility, and we experienced a volume increase in certain facilities in adjacent states where evacuees were relocated.

We have been able to maintain our normal operations in areas outside the Gulf Coast, notwithstanding our transfer of resources to that area. We expect that, for the foreseeable future, our AMR operations in Mississippi will continue to be negatively affected by the aftermath of hurricane Katrina, and that we will continue to provide additional resources to assist local recovery efforts throughout the region.

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

AMR’s recent operating expenses have been adversely affected by increasing fuel costs. Fuel costs represented approximately 12.6% of AMR’s operating expenses in the eleven months ended December 31, 2005, an increase from 10.7% for the same period in 2004. Further increases in fuel costs without mitigation through fee and subsidy increases would continue to adversely affect AMR’s operating results.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management’s most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see note 2 to our audited financial statements included in Item 8 of this Report.

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared by our outside actuaries. Reserves, other than general liability reserves, that arose after June 1, 2003 are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Trade and Other Accounts Receivable

Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. AMR writes off amounts not collected through our internal collection efforts to our uncompensated care allowance, and sends these receivables to third party collection agencies for further follow-up collection efforts. To simplify the recording of any third party collection agency recoveries, EmCare classifies accounts sent to third party collection agencies as “delinquent” within the billing system and they are written off. These fully reserved balances had not previously been written off. Accordingly, we record any subsequent collections through third party collection efforts as a recovery, in the case of AMR, and record it against our “delinquent” status account, in the case of EmCare.

As we discuss further in our “Revenue Recognition” policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform our services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. We estimate our allowances for contractual discounts monthly utilizing our billing system information, and we write off applicable allowances when we receive net payments from third parties.

Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our nearly 8.8 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the thousands of commercial and managed care contracts.

We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Revenue Recognition

A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges (referred to as contractual provisions). Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients (referred to as uncompensated care). We record our healthcare services revenue net of estimated provisions for the contractual allowances and uncompensated care.

Healthcare reimbursement is complex and may involve lengthy delays. Third party payors are continuing their efforts to control expenditures for healthcare and may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, were for services provided that were not determined medically necessary, or insufficient supporting information was provided. In addition, multiple payors with different requirements can be involved with each claim.

Management utilizes sophisticated information systems and financial models to estimate the provisions for contractual allowances and uncompensated care. The estimate for contractual allowances is determined on a payor-specific basis and is predominantly based on prior collection experience, adjusted as needed for known changes in reimbursement rates and recent changes in payor mix and patient acuity factors. The estimate for uncompensated care is based principally on historical collection rates, write-off percentages and accounts receivable agings. These estimates are analyzed continually and updated by management by monitoring reimbursement rate trends from governmental and private insurance payors, recent trends in collections from self-pay patients, the ultimate cash collection patterns from all payors, accounts receivable aging trends, operating statistics and ratios, and the overall trends in accounts receivable write-offs.

The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary from the amounts reported.

Income Taxes

We have significant net deferred tax assets resulting from net operating losses, or NOLs, and interest deduction carryforwards and other deductible temporary differences that will reduce taxable income in future periods. Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all or a portion of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of the NOL and interest deduction carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. We routinely monitor the recoverability of our deferred tax assets. Changes in management’s assessment of recoverability could result in additions to the valuation allowance, and such additions could result in significant charges to our earnings in the future.

In fiscal 2004, write-offs of net operating loss carryforwards and realization of other assets reduced the deferred tax valuation allowance by $48.2 million. As a result of our improved financial performance during fiscal 2004, management reduced the deferred tax valuation allowance by an additional $107.8 million. These adjustments resulted in the elimination of the $156 million deferred tax valuation allowance for the year ended August 31, 2004.

In connection with our acquisition of AMR and EmCare, we made a “section 338(h)(10) election” for EmCare, which eliminated $67 million of deferred tax assets and permitted us to step-up the tax basis of EmCare’s assets to fair value. Differences between book and tax depreciation and amortization for these assets will create future deferred tax assets.

Contingencies

As discussed in note 12 — Commitments and Contingencies of notes to our financial statements, management may not be able to make a reasonable estimate of liabilities that result from the final resolution of certain contingencies disclosed. Further assessments of the potential liability will be made as additional information becomes available. Management currently does not believe that these matters will have a material adverse effect on our consolidated financial position. It is possible, however, that results of operations could be materially affected by changes in management’s assumptions relating to these matters or the actual final resolution of these proceedings.

Intangible Assets

Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that an impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles and the fair value of our definite life intangible asset proves to be less than our unamortized carrying amount, we would take a charge to earnings for the decline. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge in amounts that are significant to our financial statements.

Goodwill

Goodwill is not amortized and is required to be tested annually for impairment, or more frequently if changes in circumstances, such as an adverse change to our business environment, cause us to believe that goodwill may be impaired. Goodwill is allocated at the reporting unit level. If the fair value of the reporting unit falls below the book value of the reporting unit at an impairment assessment date, an impairment charge would be recorded.

Should our business environment or other factors change, our goodwill may become impaired and may result in material charges to our income statement.

Equity-based Compensation

Under our Equity Option Plan approved in February 2005, we have granted key employees and non-management directors options to purchase shares of our class A common stock.

Effective February 1, 2005, we adopted the provisions of Statement No. 123, “Accounting for Stock-Based Compensation”, and thereby began recognizing the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

The weighted average fair value of options granted for the eleven months ended December 31, 2005 was $1.40 per share, which was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions we used for grants in the eleven months ended December 31, 2005:

Weighted Average Assumptions	2005
Expected volatility	0%
Risk-free interest rate	3.53% – 3.88%
Expected dividend yield	0%
Expected life of the option	4-5 years

We granted 3,546,719 options to purchase shares of our class A common stock to employees and non-management directors during fiscal 2005. We recorded a charge of $1.0 million for the eleven months ended December 31, 2005 in connection with the grant of these options.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment”, as amended by Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement is a revision of FASB Statement No. 123 and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which would be our first quarter 2006. The Statement requires public companies to recognize the cost of employee services received in exchange for an award of equity instruments, based on the grant-date fair value of those awards, in the financial statements. Statement No. 123R permits companies to adopt its requirements using a “modified prospective” method which requires compensation cost to be recognized in the financial statements beginning with the effective date, based on the requirements of Statement No. 123R, for all share-based payments granted after that date, and based on the requirements of Statement No. 123, for all unvested awards granted prior to the effective date of Statement No. 123R. Benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow according to Statement No. 123R, rather than as an operating cash flow as required under the current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The Company will use the prospective transition method upon adoption of this Standard on January 1, 2006. As of December 31, 2005, none of the options have been exercised and therefore there is no windfall tax pool. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

Results of Operations

Basis of Presentation

As we discuss more fully in note 1 — “Chapter 11 Reorganization — Laidlaw” of the notes to our audited financial statements, AMR’s and EmCare’s former parent, Laidlaw, and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although subsidiaries of Laidlaw, neither AMR nor EmCare was included in the bankruptcy filing. Laidlaw emerged from bankruptcy protection in June 2003. Laidlaw applied push-down accounting as of June 1, 2003 to AMR and EmCare and allocated to us our share of the fresh-start accounting adjustments. For financial statement purposes, for periods prior to February 1, 2005, AMR and EmCare combined are our Predecessor. As a result of the application of push-down accounting and the fresh-start change in the basis of accounting for our underlying assets and liabilities, our results of operations and cash flows have been separated further as pre-June 1, 2003 (referred to as the Pre Fresh-Start Predecessor) and post-May 31, 2003 and pre-February 1, 2005 (referred to as the Predecessor).

Effective as of January 31, 2005, we acquired EmCare and AMR from Laidlaw and in connection with the acquisition we changed our fiscal year to December 31 from August 31. For all periods prior to the acquisition, the AMR and EmCare businesses formerly owned by Laidlaw are referred to as the “Predecessor.” For all periods subsequent to the acquisition, the business is referred to as the “Successor.”

We have made no comparisons for our financial results or cash flows and other liquidity measures for the Predecessor’s three months ended August 31, 2003 or for the Pre Fresh-Start Predecessor’s financial results or cash flows and other liquidity measures for the nine months ended May 31, 2003. As the length of these periods is significantly different from the length of any corresponding comparative periods, these results are not comparable in absolute dollar terms.

However, to facilitate the identification of certain business trends, we compare the financial results and cash flows for the year ended August 31, 2004 for the Predecessor to:

•	the combined financial results and cash flows for the year ended August 31, 2003, which represents the financial results and cash flows for the Predecessor for the three months ended August 31, 2003 and the financial results and cash flows for the Pre Fresh-Start Predecessor for the nine months ended May 31, 2003.

The combined year ended August 31, 2003 presented below does not comply with SOP 90-7, which calls for separate reporting for the Predecessor and the Pre Fresh-Start Predecessor. Additionally, for the reasons described in note 1 to our financial statements and due to other non-recurring adjustments, the Pre Fresh-Start Predecessor’s financial statements for the periods prior to Laidlaw’s emergence from bankruptcy may not be comparable to our Predecessor’s financial statements and results of operations which are for periods after Laidlaw’s emergence from bankruptcy. Investors should, therefore, review this material with caution and should not rely solely on the information concerning the Pre Fresh-Start Predecessor or the combined financial results for the year ended August 31, 2003 as being indicative of our future results or as providing an accurate comparison of financial performance from period to period.

The following tables present, for the periods indicated, consolidated or combined results of operations and amounts expressed as a percentage of net revenue. This information has been derived from: (1) our audited statements of operations, which include both our AMR and our EmCare business segments, for fiscal 2005 which is the eleven months ended December 31, 2005, for the five months ended January 31, 2005 and for fiscal 2004 which is the fiscal year ended August 31, 2004, and (2) from our unaudited statements of operations, which include both our AMR and EmCare business segments, for the eleven months ended December 31, 2004, for the five months ended January 31, 2004 and for fiscal 2003 which is the fiscal year ended August 31, 2003, representing the combination of results of operations from our audited financial statements for the three months ended August 31, 2003 and for the nine months ended May 31, 2003.

Consolidated and Combined Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

	Successor	Predecessor
	Eleven Months Ended December 31, 2005	Eleven Months Ended December 31, 2004	Five Months Ended January 31,		Year Ended August 31,
			2005	2004	2004	2003
		(unaudited)		(unaudited)		(unaudited)
Net revenue	$1,655,485	$1,490,201	$696,179	$667,506	$1,604,598	$1,487,796
Compensation and benefits	1,146,055	1,034,287	481,305	461,923	1,117,890	1,021,787
Operating expenses	233,087	204,184	94,882	90,828	218,277	218,659
Insurance expenses	82,800	74,411	39,002	36,664	80,255	104,247
Selling, general and administrative expenses	54,262	44,425	21,635	22,016	47,899	49,884
Laidlaw fees and compensation charges (1)	—	13,345	19,857	6,436	15,449	5,400
Depreciation and amortization expenses	54,121	45,593	18,808	22,079	52,739	44,704
Restructuring charges	1,781	1,381	—	—	2,115	2,737
Laidlaw reorganization charges	—	—	—	—	—	3,650

Segment income from operations	83,379	72,575	20,690	27,560	69,974	36,728
EMSC depreciation	22	—	—	—	—	—

Income from operations	83,357	72,575	20,690	27,560	69,974	36,728
Interest expense	(47,813)	(11,963)	(5,644)	(4,137)	(9,961)	(5,599)
Realized gain (loss) on investments	(164)	(955)	—	—	(1,140)	90
Interest and other income	1,040	728	714	1,403	240	326
Fresh-start accounting adjustments	—	—	—	—	—	46,416
Loss on early debt extinguishment	(2,040)	—	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	—	(223,721)
Equity in earnings of unconsolidated subsidiary	59	—	—	—	—	—
Income tax expense	(14,372)	(23,550)	(6,278)	(9,800)	(21,764)	(9,462)

Net income (loss)	$20,067	$36,835	$9,482	$15,026	$37,349	$(155,222)

(1)	Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR and Emcare by Laidlaw pursuant to a formula based upon each company’s share of Laidlaw’s consolidated revenue.

	Successor	Predecessor
	Eleven Months Ended December 31, 2005	Eleven Months Ended December 31, 2004	Five Months Ended January 31,		Year Ended August 31,
			2005	2004	2004	2003
		(unaudited)		(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	69.2	69.4	69.1	69.2	69.7	68.7
Operating expenses	14.1	13.7	13.6	13.6	13.6	14.7
Insurance expenses	5.0	5.0	5.6	5.5	5.0	7.0
Selling, general and administrative expenses	3.3	3.0	3.1	3.3	3.0	3.4
Laidlaw fees and compensation charges (1)	0.0	0.9	2.9	1.0	1.0	0.4
Depreciation and amortization expenses	3.3	3.1	2.7	3.3	3.3	3.0
Restructuring charges	0.1	0.1	0.0	0.0	0.1	0.2
Laidlaw reorganization charges	0.0	0.0	0.0	0.0	0.0	0.2

Income from operations	5.0%	4.9%	3.0%	4.1%	4.4%	2.5%

(1)	Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR and EmCare by Laidlaw pursuant to a formula based upon each company’s share of Laidlaw’s consolidated revenue.

AMR

	Successor		Predecessor
	Eleven Months Ended December 31,		Eleven Months Ended December 31,		Year Ended August 31,				Five Months Ended January 31,
	2005	% of Net Revenue	2004	% of Net Revenue	2004	% of Net Revenue	2003	% of Net Revenue	2005	% of Net Revenue	2004	% of Net Revenue
			(unaudited)				(unaudited)				(unaudited)
Net revenue	$1,059,725	100.0%	$974,115	100.0%	$1,054,800	100.0%	$1,007,151	100.0%	$455,059	100.0%	$441,956	100.0%
Compensation and benefits	678,673	64.0	626,195	64.3	687,221	65.2	647,255	64.3	289,733	63.7	287,736	65.1
Operating expenses	207,500	19.6	181,743	18.7	194,398	18.4	195,105	19.4	83,910	18.4	80,277	18.2
Insurance expenses	41,734	3.9	41,968	4.3	44,272	4.2	67,409	6.7	22,437	4.9	20,297	4.6
Selling, general and administrative expenses	36,781	3.5	29,882	3.1	32,217	3.1	35,078	3.5	15,721	3.5	16,175	3.7
Laidlaw fees and compensation charges (1)	—	0.0	8,095	0.8	9,020	0.9	3,600	0.4	9,399	2.1	3,758	0.9
Depreciation and amortization expenses	44,090	4.2	38,348	3.9	43,629	4.1	39,273	3.9	16,394	3.6	18,278	4.1
Restructuring charges	1,633	0.2	1,381	0.1	2,115	0.2	2,737	0.3	—	0.0	—	0.0

Income from operations	$49,314	4.7%	$46,503	4.8	$41,928	4.0%	$16,694	1.7%	$17,465	3.8%	$15,435	3.5%

(1)	Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR by Laidlaw pursuant to a formula based upon AMR’s share of Laidlaw’s consolidated revenue.

EmCare

	Successor		Predecessor
	Eleven Months Ended December 31,		Eleven Months Ended December 31,		Year Ended August 31,				Five Months Ended January 31,
	2005	% of Net Revenue	2004	% of Net Revenue	2004	% of Net Revenue	2003	% of Net Revenue	2005	% of Net Revenue	2004	% of Net Revenue
			(unaudited)				(unaudited)				(unaudited)
Net revenue	$595,760	100.0%	$516,086	100.0%	$549,798	100.0%	$480,645	100.0%	$241,120	100.0%	$225,550	100.0%
Compensation and benefits	467,382	78.5	408,092	79.1	430,669	78.3	374,532	77.9	191,572	79.5	174,187	77.2
Operating expenses	25,587	4.3	22,441	4.3	23,879	4.3	23,554	4.9	10,972	4.6	10,551	4.7
Insurance expenses	41,066	6.9	32,443	6.3	35,983	6.5	36,838	7.7	16,565	6.9	16,367	7.3
Selling, general and administrative expenses	17,481	2.9	14,543	2.8	15,682	2.9	14,806	3.1	5,914	2.5	5,841	2.6
Laidlaw fees and compensation charges (1)	—	0.0	5,250	1.0	6,429	1.2	1,800	0.4	10,458	4.3	2,678	1.2
Depreciation and amortization expenses	10,031	1.7	7,245	1.4	9,110	1.7	5,431	1.1	2,414	1.0	3,801	1.7
Impairment losses	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0
Laidlaw reorganization charges	—	0.0	—	0.0	—	0.0	3,650	0.8	—	0.0	—	0.0
Restructuring charge	148	0.0	—	0.0	—	0.0	—	0.0	—	0.0	—	0.0

Income from operations	$34,065	5.7%	$26,072	5.1%	$28,046	5.1%	$20,034	4.2%	$3,225	1.3%	$12,125	5.4%

(1)	Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to EmCare by Laidlaw pursuant to a formula based upon EmCare’s share of Laidlaw’s consolidated revenue.

Eleven months ended December 31, 2005 (Successor) compared to eleven months ended December 31, 2004 (Predecessor)

Consolidated

Our results for the eleven months ended December 31, 2005 reflect an increase in net revenue of $165.3 million and a reduction in net income of $16.8 million from the same period in 2004. The decrease in net income is attributable primarily to an increase of $35.9 million in interest expense, partially offset by an increase of $10.8 million in income from operations and a decrease of $9.2 million in income tax expense. Basic and diluted earnings per share were $0.56 and $0.55, respectively, for the eleven months ended December 31, 2005.

We completed our initial offering of class A common stock on December 21, 2005; when issued public trading of our shares commenced on December 16, 2005.

Net revenue

For the eleven months ended December 31, 2005 we generated net revenue of $1,655.5 million, compared to net revenue of $1,490.2 million for the same period in 2004, representing an increase of 11.1% (10.2% excluding additional hurricane deployment revenue). This increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Depreciation and amortization

Depreciation and amortization expense for the eleven months ended December 31, 2005 was $54.1 million, or 3.3% of net revenue, compared to $45.6 million, or 3.1% of net revenue, for the eleven months ended

December 31, 2004. The change is attributable primarily to amortization expense on the contract intangible assets recorded as part of the acquisition.

Income from operations

Income from operations increased by $10.8 million, or 14.9%, for the eleven months ended December 31, 2005 compared to the same period in 2004. This increase is attributable primarily to the increase in net revenue coupled with reduced support costs from the elimination of Laidlaw fees and compensation expenses, which were $13.3 million for the eleven months ended December 31, 2004, offset by an additional $5.8 million in costs to replace the Laidlaw support services. These costs were not incurred from Laidlaw in fiscal 2005 due to the acquisition of AMR and EmCare in February 2005. The effect of the reduction in Laidlaw fees and compensation expenses was offset by a $28.9 million, or 14.2%, increase in operating expenses, an increase in selling, general and administrative expenses of $9.8 million, including the $5.8 million of costs to replace the Laidlaw support services, or 22.1%, and an increase in insurance costs of $8.4 million, or 11.3%, due to higher costs for professional liability insurance in 2005 over 2004.

Interest expense

Interest expense for the eleven months ended December 31, 2005 was $47.8 million compared to $12.0 million for the same period in 2004, representing an increase of $35.8 million. This increase relates to interest costs during 2005 on the debt we incurred in connection with our acquisition of AMR and EmCare in February 2005.

Income tax expense

Income tax expense for the eleven months ended December 31, 2005 was $14.4 million compared to $23.6 million for the same period in 2004. This $9.2 million decrease relates primarily to the additional interest expense recorded during 2005, partially offset by an increase in income from operations in 2005 over 2004, resulting in a decrease in taxable income.

AMR

Net revenue

Net revenue for the eleven months ended December 31, 2005 was $1,059.7 million, an increase of $85.6 million, or 8.8% (7.5% excluding additional hurricane deployment revenue), from $974.1 million for the same period in 2004. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 7.3% (6.0% excluding additional hurricane deployment revenue). The increase in net revenue per weighted transport was the result of rate increases in several of our operating markets and Medicare rate increases under the Medicare Modernization Act. In addition, we had a net increase of approximately 36,800 weighted transports. Weighted transports increased by approximately 108,100, or 4.2%, primarily as a result of growth in ambulance transports in existing markets. This increase was offset by a decrease of approximately 71,300 weighted transports and related net revenue of $14.3 million for the eleven months ended December 31, 2005 as a result of exiting the Pinellas County, Florida market in September 2004.

Compensation and benefits

Compensation and benefits costs for the eleven months ended December 31, 2005 were $678.7 million, or 64.0% of net revenue, compared to $626.2 million, or 64.3% of net revenue, for the same period in 2004. Total unit hours increased period over period by approximately 171,500. Total unit hours increased by approximately 325,100, or 3.4%, due to the increase in ambulance transport volume and deployment changes required as part of several contract rate increases. The exit from the Pinellas County, Florida market decreased total unit hours by approximately 153,600 and compensation and benefits costs by $11.3 million in fiscal 2005 compared to the same period in 2004. In addition, ambulance crew wages per ambulance unit hour increased by 6.5%, which increased compensation costs by $23.1 million. The ambulance crew wages per ambulance unit hour increase resulted principally from annual salary increases and increased levels of overtime in connection with the additional hurricane deployment. Benefits costs increased $10.9 million primarily due to increased health benefit claim costs and health insurance premiums.

Operating expenses

Operating expenses for the eleven months ended December 31, 2005 were $207.5 million, or 19.6% of net revenue, compared to $181.7 million, or 18.7% of net revenue, for the same period in 2004. Operating expenses per weighted transport increased 12.6% in fiscal 2005 compared to the prior period. The change is due primarily to additional fuel and vehicle repair costs of approximately $8.4 million, an increase in medical supply costs of $3.3 million, an increase in external services costs of $5.3 million and an increase in professional fees of $3.4 million. Medical supplies expense grew as a result of increased ambulance transport volumes and a 12.4% increase in medical supplies per ambulance transport resulting from increased emergency transports. External services grew as a result of increased ambulance transport volumes and contract modifications. The increase in professional fees was related primarily to audit fees and consulting fees for valuations we incurred in connection with our acquisition of AMR and our stock offering. Other operating costs, including occupancy, telecommunications and other expenses, increased by approximately $5.3 million, but decreased slightly as a percentage of net revenue compared to the prior period.

Insurance expense

Insurance expense for the eleven months ended December 31, 2005 was $41.7 million, or 3.9% of net revenue, compared to $42.0 million, or 4.3% of net revenue, for the same period in 2004.

Selling, general and administrative

Selling, general and administrative expense for the eleven months ended December 31, 2005 was $36.8 million, or 3.5% of net revenue, compared to $29.9 million, or 3.1% of net revenue, for the same period in 2004. The eleven months ended December 31, 2004 included reductions in expense resulting from a one-time reversal of an accrued liability of $1.8 million and payroll tax refunds related to prior periods of approximately $1.6 million. The 2005 period included an expense of $0.4 million for Onex management fees. The remaining increase in the 2005 period related primarily to the Company’s growth and implementation of strategic initiatives.

Laidlaw fees and compensation charges

AMR did not incur Laidlaw fees and compensation charges for the eleven months ended December 31, 2005 as it was no longer a subsidiary of Laidlaw. For the eleven months ended December 31, 2004, these fees and charges were $8.1 million, or 0.8% of net revenue. Costs of $3.7 million that we have incurred to date to replace the services previously performed by Laidlaw are included in the statement of operations for the eleven months ended December 31, 2005.

Depreciation and amortization

Depreciation and amortization expense for the eleven months ended December 31, 2005 was $44.1 million, or 4.2% of net revenue, compared to $38.3 million, or 3.9% of net revenue, for the same period in 2004. Of this increase, $3.1 million is depreciation expense attributable to increased capital expenditures, and $2.7 million is amortization expense related to the contract intangible we recorded in connection with the acquisition.

Restructuring charges

AMR incurred restructuring charges during the eleven months ended December 31, 2005 of $1.6 million related to the consolidation of two operating regions and the combination of the AMR and EmCare corporate overhead departments. Restructuring charges of $1.4 million recorded during the eleven months ended December 31, 2004 relate to a reduction in the number of operating regions. In each case, oversight of the affected operations was shifted to the remaining regional management teams.

EmCare

Net revenue

Net revenue for the eleven months ended December 31, 2005 was $595.8 million, an increase of $79.7 million, or 15.4%, from $516.1 million for the same period in 2004. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. In 2005, we added 26 net new contracts which accounted for a net revenue increase of $35.6 million for the eleven months ended December 31, 2005. Net revenue under our “same store” contracts (contracts in existence for the entirety of both fiscal periods) increased $44.1 million in the eleven months ended December 31, 2005 due to a 5.2% increase in patient visits and a 3.8% increase in net revenue per patient visit.

Compensation and benefits

Compensation and benefits costs for the eleven months ended December 31, 2005 were $467.4 million, or 78.5% of net revenue, compared to $408.1 million, or 79.1% of net revenue, for the same period in 2004. Provider compensation and benefits costs increased $25.8 million from net new contract additions. “Same store” provider compensation and benefits costs increased $25.9 million primarily related to an increase in patient visits.

Operating expenses

Operating expenses for the eleven months ended December 31, 2005 were $25.6 million, or 4.3% of net revenue, compared to $22.4 million, or 4.3% of net revenue, for the same period in 2004. Operating expenses increased due to net new contract additions and remained consistent as a percentage of net revenue.

Insurance expense

Professional liability insurance expense for the eleven months ended December 31, 2005 was $41.1 million, or 6.9% of net revenue, compared to $32.4 million, or 6.3% of net revenue, for the eleven months ended December 31, 2004. The increase as a percent of net revenue is primarily due to the impact of $3.3 million of favorable claims development in the 2004 period.

Selling, general and administrative

Selling, general and administrative expense for the eleven months ended December 31, 2005 was $17.5 million, or 2.9% of net revenue, compared to $14.5 million, or 2.8% of net revenue, for the eleven months ended December 31, 2004.

Laidlaw fees and compensation charges

EmCare did not incur Laidlaw fees and compensation charges for the eleven months ended December 31, 2005 as it was no longer a subsidiary of Laidlaw. For the eleven months ended December 31, 2004, these fees and charges were $5.3 million, or 1.0% of net revenue. Costs of $2.1 million that we have incurred to date to replace the services previously performed by Laidlaw are included in the statement of operations for 2005.

Depreciation and amortization

Depreciation and amortization expense for the eleven months ended December 31, 2005 was $10.0 million, or 1.7% of net revenue, compared to $7.3 million, or 1.4% of net revenue, for the eleven months ended December 31, 2004. The change is attributable primarily to amortization expense on the contract intangible we recorded in connection with the acquisition.

Five months ended January 31, 2005 (Predecessor) compared to five months ended January 31, 2004 (Predecessor)

Combined

Interest expense

Interest expense for the five months ended January 31, 2005 was $5.6 million compared to $4.1 million for the five months ended January 31, 2004. The $1.5 million difference relates to an increase in the amount owed to Laidlaw during the five months ended January 31, 2005 compared to the same period in 2004.

Income tax expense

Income tax expense for the five months ended January 31, 2005 was $6.3 million compared to $9.8 million for the five months ended January 31, 2004. This $3.5 million decrease relates primarily to additional interest expense and added costs incurred by AMR and EmCare in connection with the acquisition.

AMR

Net revenue

Net revenue for the five months ended January 31, 2005 was $455.1 million, an increase of $13.1 million, or 3.0%, from $442.0 million for the five months ended January 31, 2004. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 6%, offset by approximately 38,700 fewer weighted transports, including a 30,220 ambulance transport decrease. The decrease in ambulance transports was due primarily to exiting the Pinellas County, Florida market in late September 2004, which accounted for a decrease of approximately 35,000 ambulance transports and $6.2 million in net revenue for the five months ended January 31, 2005.

Compensation and benefits

Compensation and benefits costs for the five months ended January 31, 2005 were $289.7 million, or 63.7% of net revenue, compared to $287.7 million, or 65.1% of net revenue, for the five months ended January 31, 2004. Total unit hours decreased period over period by 100,800 primarily as a result of the exit from the Pinellas County, Florida market, which decreased ambulance unit hours by 79,800 and compensation and benefits costs by $5.3 million. The decrease in total unit hours was offset by an increase in our ambulance crew wages per ambulance unit hour of 6.6%, which increased compensation costs by $10.1 million. The ambulance crew wages per ambulance unit hour increase resulted principally from annual salary increases. Benefits costs decreased $1.7 million due to our shift of employees previously covered under premium-based health insurance plans to self-insured health plans.

Operating expenses

Operating expenses for the five months ended January 31, 2005 were $83.9 million, or 18.4% of net revenue, compared to $80.3 million, or 18.2% of net revenue, for the five months ended January 31, 2004. Operating expenses per weighted transport increased 7.9% in 2005 compared to the prior period. This $3.6 million increase was due primarily to higher fuel costs, which were 2.0% of net revenue for the five months ended January 31, 2005, compared to 1.6% of net revenue for the same period in 2004.

Insurance expense

Insurance expense for the five months ended January 31, 2005 was $22.4 million, or 4.9% of net revenue, compared to $20.3 million, or 4.6% of net revenue, for the same period in 2004.

Selling, general and administrative

Selling, general and administrative expense for the five months ended January 31, 2005 was $15.7 million, or 3.5% of net revenue, compared to $16.2 million, or 3.7% of net revenue, for the five months ended January 31, 2004. The $0.5 million decrease in selling, general and administrative expense related primarily to deferred compensation expense recorded as part of management incentive programs that were implemented by Laidlaw during fiscal 2004 and which were expensed as a component of Laidlaw fees and compensation charges in 2005.

Laidlaw fees and compensation charges

Laidlaw fees and compensation charges for the five months ended January 31, 2005 were $9.4 million, or 2.1% of net revenue, compared to $3.8 million, or 0.9% of net revenue, for the five months ended January 31, 2004. This $5.6 million increase was primarily due to charges related to senior management incentive plans expensed as part of the acquisition and additional Laidlaw overhead costs allocated to AMR during the five months ended January 31, 2005.

Depreciation and amortization

Depreciation and amortization expense for the five months ended January 31, 2005 was $16.4 million, or 3.6% of net revenue, compared to $18.3 million, or 4.1% of net revenue, for the five months ended January 31, 2004. The $1.9 million decrease resulted from the elimination of the contract intangible asset recorded in fiscal 2003 as part of our fresh-start accounting adjustments. As this asset was eliminated in the fourth quarter of fiscal 2004, no amortization expense was recorded for this intangible asset in the five months ended January 31, 2005.

EmCare

Net revenue

Net revenue for the five months ended January 31, 2005 was $241.1 million, an increase of $15.5 million, or 6.9%, from $225.6 million for the five months ended January 31, 2004. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following January 31, 2004, we added 33 net new contracts which accounted for a net revenue increase of $11.9 million for the five months ended January 31, 2005. Net revenue increased $2.6 million as a result of six net new contract additions in the five months ended January 31, 2004. Net revenue under our “same store” contracts (contracts in existence for the entirety of both fiscal periods) increased $1.1 million in the five months ended January 31, 2005 due to a 1.4% decrease in patient visits, offset by a 1.9% increase in net revenue per patient visit.

Compensation and benefits

Compensation and benefits costs for the five months ended January 31, 2005 were $191.6 million, or 79.5% of net revenue, compared to $174.2 million, or 77.2% of net revenue, for the five months ended January 31, 2004. Provider compensation and benefits costs increased $12.5 million from net new contract additions subsequent to August 31, 2004. “Same store” provider compensation and benefits increased $3.6 million.

Operating expenses

Operating expenses for the five months ended January 31, 2005 were $11.0 million, or 4.6% of net revenue, compared to $10.6 million, or 4.7% of net revenue, for the five months ended January 31, 2004. Operating expenses, as a percentage of net revenue, decreased due to our leveraging of fixed billing and other fixed contract costs.

Insurance expense

Professional liability insurance expense for the five months ended January 31, 2005 was $16.6 million, or 6.9% of net revenue, compared to $16.4 million, or 7.3% of net revenue, for the five months ended January 31, 2004. Insurance expense, as a percentage of net revenue, decreased due to an improvement in expected ultimate claims costs.

Selling, general and administrative

Selling, general and administrative expense for the five months ended January 31, 2005 was $5.9 million, or 2.5% of net revenue, compared to $5.8 million, or 2.6% of net revenue, for the five months ended January 31, 2004.

Laidlaw fees and compensation charges

Laidlaw fees and compensation charges for the five months ended January 31, 2005 was $10.5 million, or 4.3% of net revenue, compared to $2.7 million, or 1.2% of net revenue, for the five months ended January 31, 2004. This $7.8 million increase was primarily due to charges related to senior management incentive plans expensed as part of the acquisition and additional Laidlaw overhead costs allocated to EmCare during the five months ended January 31, 2005.

Depreciation and amortization

Depreciation and amortization expense for the five months ended January 31, 2005 was $2.4 million, or 1.0% of net revenue, compared to $3.8 million, or 1.7% of net revenue, for the five months ended January 31, 2004. The $1.4 million decrease was the result of the elimination of the contract intangible asset recorded in fiscal 2003 as part of our fresh-start accounting adjustments. As this asset was eliminated in the fourth quarter of fiscal 2004, no amortization expense was recorded for this intangible asset in the five months ended January 31, 2005.

Fiscal year ended August 31, 2004 compared to the fiscal year ended August 31, 2003

Combined

Interest expense

Interest expense for the fiscal year ended August 31, 2004 was $10.0 million compared to $5.6 million for the fiscal year ended August 31, 2003. This increase was a result of Laidlaw suspending certain related party interest charges during the Laidlaw bankruptcy in 2003.

Income tax expense

Income tax expense for the fiscal year ended August 31, 2004 was $21.8 million compared to $9.5 million for the fiscal year ended August 31, 2003. The $12.3 million increase was the result of the release of full valuation allowances on all deferred tax assets for the 2003 period in connection with Laidlaw’s exit from bankruptcy.

AMR

Net revenue

Net revenue for the fiscal year ended August 31, 2004 was $1,054.8 million, an increase of $47.6 million, or 4.7%, from $1,007.2 million for the fiscal year ended August 31, 2003. The increase was due primarily to an increase in weighted transports of 65,800, or 2.3%, primarily as a result of an increase in ambulance transports in existing markets, resulting in a net revenue increase of $22.9 million. The balance of the increase resulted from rate increases in several of our markets that offset Medicare rate reductions in effect prior to the July 1, 2004 effective date of the Medicare Modernization Act, together increasing our net revenue per weighted transport by 2.4%, or $24.7 million.

Compensation and benefits

Compensation and benefits costs for the fiscal year ended August 31, 2004 were $687.2 million, or 65.2% of net revenue, compared to $647.3 million, or 64.3%, for the fiscal year ended August 31, 2003. The increase of

$39.9 million includes an increase in ambulance unit hours of 242,200, or 2.5%, associated with the increase in weighted transports, totaling $8.9 million of compensation-related costs. Ambulance salaries per unit hour increased 3.5%, or $12.6 million. In fiscal 2004 we expanded our sales and marketing team and our senior management, resulting in $3.7 million of compensation and benefits costs. Our health insurance costs and other employee benefits also increased year over year by $11.0 million.

Operating expenses

Operating expenses for the fiscal year ended August 31, 2004 were $194.4 million, or 18.4% of net revenue, compared to $195.1 million, or 19.4% of net revenue, for the fiscal year ended August 31, 2003. Operating expenses per weighted transport decreased 2.6% from fiscal 2003 to fiscal 2004. These expenses decreased primarily as a result of improvements in telecommunications contract rates, totaling $0.6 million, and a reduction in medical supplies expense, totaling $0.6 million, from improved purchasing contracts and more efficient inventory management. These decreases were offset in part by increases in vehicle operating costs, totaling $0.6 million, resulting primarily from higher fuel costs incurred in late fiscal 2004.

Insurance expense

Insurance expense for the fiscal year ended August 31, 2004 was $44.3 million, or 4.2% of net revenue, compared to $67.4 million, or 6.7% of net revenue, for the fiscal year ended August 31, 2003. This decrease of $23.1 million primarily relates to insurance expense recorded in fiscal 2003 of $14.6 million resulting from increases in actuarially-computed estimates of costs required to settle prior years’ claims. In fiscal 2004, we recorded a reduction of insurance expense of $4.5 million due to favorable developments with respect to these claims. We funded these claims through Laidlaw’s captive insurance program. Excluding these adjustments, insurance expense decreased $4.0 million from fiscal 2003 to fiscal 2004 as a result of improvements in ultimate claims costs. Management implemented a number of additional risk mitigation programs at the beginning of fiscal 2003 that we believe positively impacted claims costs in fiscal 2004.

Selling, general and administrative

Selling, general and administrative expense for the fiscal year ended August 31, 2004 was $32.2 million, or 3.1% of net revenue, compared to $35.1 million, or 3.5% of net revenue, for the year ended August 31, 2003. This decrease of $2.9 million relates primarily to a one-time expense reduction to eliminate a contingent liability of $1.8 million.

Laidlaw fees and compensation charges

Laidlaw fees and compensation charges for the fiscal year ended August 31, 2004 increased from $3.6 million, or 0.4% of net revenue, to $9.0 million, or 0.9% of net revenue, from the fiscal year ended August 31, 2003. The $5.4 million increase was due to charges related to senior management incentive plans and additional Laidlaw overhead costs allocated to AMR.

Depreciation and amortization

Depreciation and amortization expense for the fiscal year ended August 31, 2004 was $43.6 million, or 4.1% of net revenue, compared to $39.3 million, or 3.9% of net revenue, for the fiscal year ended August 31, 2003. The $4.3 million increase includes $3.3 million attributable to amortization of a contract intangible asset recorded as part of our fresh-start accounting adjustments. The balance of the increase is related primarily to vehicle acquisitions made in late fiscal 2003 and fiscal 2004.

Restructuring charges

Restructuring charges were $2.1 million, or 0.2% of net revenue, for the fiscal year ended August 31, 2004, a decrease from $2.7 million, or 0.3% of net revenue, for the fiscal year ended August 31, 2003. Fiscal 2003 restructuring charges included severance-related costs for several members of senior management who were replaced during the year and costs incurred in restructuring and consolidating our billing offices. In fiscal 2004, we reduced the number of operating regions and shifted the oversight of the affected operations to the remaining regional management teams.

EmCare

Net revenue

Net revenue for the fiscal year ended August 31, 2004 was $549.8 million, an increase of $69.2 million, or 14.4%, from $480.6 million for the fiscal year ended August 31, 2003. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. During fiscal 2004, we added 35 net new contracts for a net revenue increase of $21.6 million. Net revenue increased $23.6 million as a result of the net impact of contract additions and terminations in fiscal 2003. “Same store” net revenue increased $24.0 million due to a 4.5% increase in patient visits and an increase of 1.1% in net revenue per patient visit.

Compensation and benefits

Compensation and benefits costs for the fiscal year ended August 31, 2004 were $430.7 million, or 78.3% of net revenue, compared to $374.5 million, or 77.9% of net revenue, for the fiscal year ended August 31, 2003. Provider compensation and benefit costs increased $32.7 million from net new contract additions in fiscal 2003 and 2004. “Same store” contract compensation and benefits costs increased $12.8 million, or 0.2% per patient visit, as a result of increased net revenue per visit and an increase in volume of patient visits, as a number of our contracts include productivity-based compensation plans.

Operating expenses

Operating expenses for the fiscal year ended August 31, 2004 were $23.9 million, or 4.3% of net revenue, compared to $23.6 million, or 4.9% of net revenue, for the year ended August 31, 2003. Operating expenses decreased as a percent of net revenue from 4.9% in fiscal 2003 to 4.3% in fiscal 2004 due to our leveraging of fixed billing and other contract costs.

Insurance expense

Professional liability insurance expense for the fiscal year ended August 31, 2004 was $36.0 million, or 6.5% of net revenue, compared to $36.8 million, or 7.7% of net revenue, for the year ended August 31, 2003. The reduction as a percent of net revenue represents a combination of improved investment returns, changes in actuarial estimates of costs required to settle prior years’ claims and a reduction in the estimate of ultimate claims costs.

Selling, general and administrative

Selling, general and administrative expense for the fiscal year ended August 31, 2004 was $15.7 million, or 2.9% of net revenue, compared to $14.8 million, or 3.1% of net revenue, for the fiscal year ended August 31, 2003. The $0.9 million increase in selling, general and administrative expense includes $0.6 million of deferred compensation expense recorded as part of management incentive programs during fiscal 2004 that were terminated in connection with the acquisition and additional support costs required for net new contracts.

Laidlaw fees and compensation charges

Laidlaw fees and compensation charges for the fiscal year ended August 31, 2004 were $6.4 million, or 1.2% of net revenue, compared to $1.8 million, or 0.4% of net revenue, for the fiscal year ended August 31, 2003. The increase was due to charges related to senior management incentive plans and additional Laidlaw overhead costs allocated to EmCare.

Depreciation and amortization

Depreciation and amortization expense for the fiscal year ended August 31, 2004 was $9.1 million, or 1.7% of net revenue, compared to $5.4 million, or 1.1% of net revenue, for the fiscal year ended August 31, 2003. The increase of $3.7 million was due to amortization of a contract intangible asset recorded as part of our fresh-start accounting adjustments.

Laidlaw reorganization costs

There were no allocated reorganization costs in fiscal 2004. Laidlaw reorganization costs for the fiscal year ended August 31, 2003 were $3.7 million, or 0.8% of net revenue. These costs were allocated to EmCare by Laidlaw and reflect costs borne by Laidlaw during its Chapter 11 restructuring.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow provided by our operating activities and, prior to the acquisition, related party advances from Laidlaw. We can also use our revolving senior secured credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in Item 1A, “Risk Factors” for circumstances that could affect our sources of liquidity.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands):

	For the
	Consolidated Eleven Months Ended December 31, 2005	Combined
		Year Ended August 31,		Five Months Ended January 31,
		2004	2003	2005	2004
					(unaudited)
Net cash provided (used) by:
Operating activities	$109,963	$127,679	$88,778	$15,966	$18,628
Investing activities	(909,629)	(81,516)	(113,971)	(21,667)	(10,881)
Financing activities	$803,083	$(47,328)	$(55,282)	$10,856	$(7,532)

Operating Activities

For the eleven months ended December 31, 2005 and fiscal year ended August 31, 2004, we generated cash flow from operating activities of $110.0 million and $127.7 million, respectively. For the eleven months ended December 31, 2005, we had net income of $20.1 million, compared to $37.3 million for fiscal 2004. The decrease in net income was primarily due to an increase in interest and amortization expense incurred in 2005 in connection with the acquisition from Laidlaw.

For the five months ended January 31, 2005 and 2004, we generated cash flow from operating activities of $16.0 million and $18.6 million, respectively. For the five months ended January 31, 2005, we had net income of $9.5 million, compared to $15.0 million for the five months ended January 31, 2004. The decrease in net income was primarily due to an increase in Laidlaw fees and compensation charges incurred in 2005 in connection with the acquisition from Laidlaw. Operating cash flow from changes in working capital for the five months ended January 31, 2005, increased $8.9 million from the same period in 2004, primarily reflecting improved collections on accounts receivables.

During fiscal 2004, our operating activities generated $127.7 million in cash flow compared to $88.8 million in fiscal year ended August 31, 2003, an increase of $38.9 million. Operating cash flow from changes in working capital for fiscal 2004 increased $2.9 million compared to fiscal 2003. The balance of the change in cash flow provided by operating activities was attributable principally to an increase in net income, which includes increases in depreciation and amortization expense and changes in deferred taxes.

Investing Activities

Net cash used in investing activities was $909.6 million for the eleven months ended December 31, 2005, compared to $81.5 million for the fiscal year ended August 31, 2004. The $828.1 million increase was attributable principally to our net cash outflow of $828.8 million to fund the acquisition of AMR and EmCare. We also had net cash outflows to fund our insurance related programs of $39.6 million in fiscal 2004 and $32.6 million for the eleven months ended December 31, 2005. Capital expenditures were $42.8 million in fiscal 2004 and $48.9 million for the eleven months ended December 31, 2005.

Net cash used in investing activities was $21.7 million for the five months ended January 31, 2005, compared to $10.9 million for the same period in 2004. The $10.8 million increase was attributed principally to our net cash outflow to fund insurance-related deposits in our EmCare business segment. The balance resulted primarily from the purchase of new ambulance vehicles and medical equipment.

Net cash used in investing activities was $81.5 million and $114.0 million during fiscal years 2004 and 2003, respectively. In fiscal 2004, we spent $42.8 million on property and equipment. Our $22.5 million net decrease in insurance-related deposits and investments, which consist of restricted cash and cash equivalents, short-term deposits, marketable securities and long-term investments, resulted from a reduction in cash outflows to fund certain insurance-related programs consistent with improved claims development trends. In fiscal 2003, we spent $52.8 million on property and equipment.

Financing Activities

For the eleven months ended December 31, 2005, net cash provided by financing activities was $803.1 million, compared to net cash used in financing activities of $47.3 million for the fiscal year ended August 31, 2004. The increase in net cash provided by financing activities relates primarily to borrowings under our senior secured credit facility and our issuance of senior subordinated notes. For fiscal 2005, net cash used in financing activities included financing costs of $18.3 million and repayments of debt, including capital lease and senior secured credit facility obligations totaling $132.3 million.

For the five months ended January 31, 2005, net cash provided by financing activities was $10.9 million compared to net cash used in financing activities of $7.5 million for the five months ended January 31, 2004. Net cash used in financing activities relates primarily to borrowings from Laidlaw and payments on our capital lease obligations.

Net cash used in financing activities was $47.3 million and $55.3 million during fiscal years 2004 and 2003, respectively. In fiscal 2004, we made payments to Laidlaw of $31.1 million and made mandatory debt repayments of $8.7 million. Our bank overdrafts also decreased in fiscal 2004 by $4.5 million. In fiscal 2003, we made payments to Laidlaw of $58.8 million and made mandatory debt repayments of $8.2 million. Bank overdrafts also increased $7.9 million during the fiscal year ended August 31, 2003.

***

Certain government programs, including Medicare and Medicaid programs, require notice or re-enrollment when certain ownership changes occur. In certain jurisdictions such changes require pre- or post-notification to governmental licensing and certification agencies, agencies with which we have contracts. If the payor requires us to complete the re-enrollment process prior to submitting reimbursement requests, we may be delayed in payment, receive refund requests or be subject to recoupment for services we provide in the interim. The change in ownership effected by the acquisition from Laidlaw has required two of our subsidiaries to apply for state and local ambulance operating authority in New York and may require us to re-enroll in one or more jurisdictions. The changes in our corporate structure and ownership in connection with our initial public offering or to meet certain state licensing requirements may require us to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions. If we are required to re-enroll in a jurisdiction, reimbursement from the relevant government program is likely to be deferred for several months. This will affect our cash flow, but will not affect our net revenue. We do not expect the impact of any such deferral to be material to us.

We expect to continue to fund the liquidity requirements of our business principally with cash flow from operations and amounts available under the revolving credit portion of our senior credit facility. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding. Outstanding letters of credit at December 31, 2005 were $27.3 million. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Debt Facilities

The acquisition of AMR and EmCare resulted in a significant increase in the level of our outstanding debt. We have a $450.0 million senior secured credit facility bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior secured credit facility consists of a $100.0 million, six-year revolving credit facility and a $350.0 million, seven-year term loan. We borrowed the full amount of the term loan, and $20.2 million under the revolving credit facility, on February 10, 2005 to fund the acquisition of AMR and EmCare and pay related fees and expenses. On February 10, 2005, we also issued $250.0 million principal amount of 10% senior subordinated notes due 2015. We used the net proceeds of this notes issuance to fund the acquisition.

In December 2005, we used a significant portion of the proceeds from our initial public offering of common stock to prepay $99.1 million of the term loan. We did not incur a prepayment penalty or any similar charges in connection with this prepayment. This amount is not available for future borrowings.

Our $350.0 million term loan initially carried interest at the alternate base rate, plus a margin of 1.75%, or the LIBOR rate, plus a margin of 2.75%. We refinanced this term loan on March 29, 2005 for a term loan with identical terms except that the margins were reduced by 0.25%. The term loan is subject to quarterly amortization of principal (in quarterly installments), with 1% of the aggregate principal payable in each of the first six years, with the remaining balance due in the final year. Our $100.0 million revolving credit facility initially bears interest at the alternate base rate, plus a margin of 1.75%, or the LIBOR rate, plus a margin of 2.75%. At December 31, 2005, we had repaid all of the outstanding balance of the revolving credit facility with cash flow from operations. Under the terms of our senior secured credit facility, our letters of credit outstanding reduce our available borrowings under the revolving credit facility. At December 31, 2005, our outstanding letters of credit totaled $27.3 million, including $16.0 million to support our self-insurance program for fiscal 2002, 2003 and 2005 and $11.3 million, primarily related to secure our performance under certain 911 emergency response contracts.

We have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100 million of term debt (in $20 million increments).

All amounts borrowed under our senior secured credit facility are collateralized by, among other things:

•	substantially all present and future shares of the capital stock of AMR HoldCo, Inc. and EmCare HoldCo, Inc., our wholly-owned subsidiaries which are the co-borrowers, and each of their present and future domestic subsidiaries and 65% of the capital stock of controlled foreign corporations;

•	substantially all present and future intercompany debt of the co-borrowers and each guarantor; and

•	substantially all of the present and future property and assets, real and personal, of the co-borrowers and each guarantor.

The agreements governing our senior secured credit facility contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries, a change in control of the company and other matters customarily restricted in such agreements. The agreement governing our senior secured credit facility also contains financial covenants, including a maximum total leverage ratio (5.50 to 1.00 as of December 31, 2005), maximum senior leverage ratio (3.25 to 1.00 as of December 31, 2005) and a minimum fixed charge coverage ratio (1.05 to 1.00 as of December 31, 2005), all of which are based on adjusted EBITDA, which is the amount of our income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. These ratios are to be calculated each quarter based on the financial data for the four fiscal quarters then ending. Each financial covenant ratio adjusts over time as set forth in our senior secured credit facility. Our failure to meet any of these financial covenants could be an event of default under our senior secured credit facility.

The calculated ratios for the four fiscal quarters, or LTM, ended December 31, 2005 were as follows:

December 31, 2005
(dollars in thousands)
Total Leverage Ratio:	3.28
Consolidated Indebtedness/	$502,184
Adjusted LTM EBITDA(1)	$153,157

Senior Leverage Ratio:	1.65
Senior Indebtedness/	$252,184
Adjusted LTM EBITDA(1)	$153,157

Fixed Charge Coverage Ratio:	1.73
Fixed Charge Numerator(2)	$100,607
Fixed Charge Denominator(3)	$58,237

(1)	“Adjusted LTM EBITDA” is calculated as set forth in our senior secured credit facility: our consolidated EBITDA for the four fiscal quarters ended December 31, 2005, adding back all management fees, and other specifically identified exclusions.
(2)	The numerator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: Adjusted EBITDA, less capital expenditures, for the four fiscal quarters ended December 31, 2005.
(3)	The denominator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: the sum of our consolidated interest expense, cash income taxes and principal amount of all scheduled amortization payments on all Indebtedness (as defined), including pro forma annual principal payments on our senior secured credit facility, for the four fiscal quarters ended December 31, 2005.

The indenture governing our senior subordinated notes contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries, subject to certain exceptions, to sell assets, incur additional debt or issue preferred stock, repay other debt, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. We do not expect to be in violation of our debt covenants in 2006.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations and other Commitments

The following table reflect a summary of obligations and commitments outstanding as of December 31, 2005, including our borrowings under our senior secured credit facility and our senior subordinated notes.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Long-term debt (1)	$86	$79	$60	$631	$856
Senior secured credit facility (2)	3,500	7,000	7,000	230,750	248,250
Capital lease obligations	3,077	—	—	—	3,077
Senior subordinated notes	—	—	—	250,000	250,000
Interest on debt (3)	41,898	83,842	83,796	121,574	331,110
Operating lease obligations	27,403	34,936	20,496	31,694	114,529
Other contractual obligations (4)	6,570	6,413	3,108	971	17,062

Subtotal	82,534	132,270	114,460	635,620	964,884

Other commitments (Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	32,885	32,885
Letters of credit (5)	—	—	—	27,347	27,347

Subtotal	—	—	—	60,232	60,232

Total obligations and commitments	$82,534	$132,270	$114,460	$695,852	$1,025,115

(1)	Excludes capital lease obligations.
(2)	Excludes interest on our senior secured credit facility and senior subordinated notes.
(3)	Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2005 of 6.7%. See the discussion in Item 7A, “Quantitative and Qualitative Disclosures of Market Risk”, for situations that could result in changes to interest costs on our variable interest rate debt.
(4)	Includes Onex management fees, dispatch fees and responder fees, and other purchase obligations of goods and services.
(5)	Evergreen renewals are deemed to have expiration dates in excess of 5 years.

We have one capital lease relating to approximately 450 ambulances. The term of the lease extends to August 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005, we had $499.1 million of outstanding debt, excluding capital leases, of which $248.3 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including the $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates will affect our interest costs on variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at December 31, 2005.

We reduced the outstanding balance of our variable rate debt in December 2005 through a $99.1 million prepayment of the outstanding balance with the proceeds of our initial public offering of stock.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to financial information on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this Report on Form 10-K, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report.

Exhibits

The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is as follows:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.2	Amendment to Stock Purchase Agreement, dated February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.3	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.4	Amendment to Stock Purchase Agreement, dated as of February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.5	Letter, dated March 25, 2005, to EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.) from Laidlaw Medical Holdings, Inc. (incorporated by reference to Exhibit 2.5 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

3.1	Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation.*

3.2	Amended and Restated By-Laws of Emergency Medical Services Corporation.*

3.3	Certificate of Formation of Emergency Medical Services L.P. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

3.4	Agreement of Limited Partnership of Emergency Medical Services L.P., dated February 10, 2005, by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

3.5	Amendment to Agreement of Limited Partnership, dated November 27, 2005, by and among Emergency Medical Services L.P. and the other signatories thereto (incorporated by reference to Exhibit 3.4.1 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).

3.6	Amendment to Agreement of Limited Partnership, dated December 20, 2005 by and among EMSC, Inc. and the persons listed on Schedule A thereto.*

Exhibit No.	Description
3.7	Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., dated December 20, 2005, by and among EMSC, Inc. and the persons listed on Schedule A thereto.*

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).

4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).

4.3	Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.4	Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).

4.5	Registration Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P. and the persons listed on Schedule A thereto and amendment thereto (incorporated by reference to Exhibit 4.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).

4.6	Indenture, dated February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.7	Supplemental Indenture, dated April 15, 2005, by and among AMR Brockton L.L.C., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.8	Supplemental Indenture No. 2, effective as of September 30, 2005, by and among Global Medical Response, Inc., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).

4.9	Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).

4.10	Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.11	Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation.*

4.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).

Exhibit No.	Description
4.13	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).

4.14	Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed October 11, 2005).

9.1	Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (included in Exhibit 4.11).*

10.1	Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.2	Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.3	Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.4	Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.5	Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).**

10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).**

10.8	Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), Inc. and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.9	Purchase Agreement, dated January 27, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.10	Credit Agreement, dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
10.11	Amendment No. 1, dated March 29, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Emergency Medical Services L.P., the guarantors and the lenders party thereto, to the Credit Agreement dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.12	Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.13	Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P.*

10.14.1	Form of Employee Equity Option Agreement*

10.14.2	Form of Director Equity Option Agreement*

14.1	Code of Ethics.*

21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Report
**	Identifies each management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2006.

EMERGENCY MEDICAL SERVICES CORPORATION (registrant)

By:	/s/ William A. Sanger
William A. Sanger Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P. (registrant)
By:	Emergency Medical Services Corporation, its General Partner

By:	/s/ William A. Sanger
William A. Sanger Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William A. Sanger William A. Sanger	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2006

/s/ Randel G. Owen Randel G. Owen	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2006

/s/ Robert M. Le Blanc Robert M. Le Blanc	Director	March 21, 2006

/s/ Steven B. Epstein Steven B. Epstein	Director	March 21, 2006

/s/ Don S. Harvey Don S. Harvey	Director	March 21, 2006

/s/ James T. Kelly James T. Kelly	Director	March 21, 2006

/s/ Michael L. Smith Michael L. Smith	Director	March 21, 2006

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.2	Amendment to Stock Purchase Agreement, dated February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.2 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.3	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.4	Amendment to Stock Purchase Agreement, dated as of February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

2.5	Letter, dated March 25, 2005, to EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.) from Laidlaw Medical Holdings, Inc. (incorporated by reference to Exhibit 2.5 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

3.1	Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation.*

3.2	Amended and Restated By-Laws of Emergency Medical Services Corporation.*

3.3	Certificate of Formation of Emergency Medical Services L.P. (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

3.4	Agreement of Limited Partnership of Emergency Medical Services L.P., dated February 10, 2005, by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.4 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

3.5	Amendment to Agreement of Limited Partnership, dated November 27, 2005, by and among Emergency Medical Services L.P. and the other signatories thereto (incorporated by reference to Exhibit 3.4.1 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).

3.6	Amendment to Agreement of Limited Partnership, dated December 20, 2005 by and among EMSC, Inc. and the persons listed on Schedule A thereto.*

3.7	Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., dated December 20, 2005, by and among EMSC, Inc. and the persons listed on Schedule A thereto.*

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).

4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).

4.3	Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
4.4	Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).

4.5	Registration Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P. and the persons listed on Schedule A thereto and amendment thereto (incorporated by reference to Exhibit 4.5 of the Company’s Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).

4.6	Indenture, dated February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.7	Supplemental Indenture, dated April 15, 2005, by and among AMR Brockton L.L.C., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.8	Supplemental Indenture No. 2, effective as of September 30, 2005, by and among Global Medical Response, Inc., EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).

4.9	Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company’s Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).

4.10	Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.11	Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation.*

4.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).

4.13	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).

4.14	Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed October 11, 2005).

9.1	Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (included in Exhibit 4.11).*

10.1	Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
10.2	Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.3	Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.4	Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.5	Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).**

10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).**

10.8	Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), Inc. and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.9	Purchase Agreement, dated January 27, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.10	Credit Agreement, dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.11	Amendment No. 1, dated March 29, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Emergency Medical Services L.P., the guarantors and the lenders party thereto, to the Credit Agreement dated as of February 10, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.12	Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.13	Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P.*

Exhibit No.	Description
10.14.1	Form of Employee Equity Option Agreement*

10.14.2	Form of Director Equity Option Agreement*

14.1	Code of Ethics.*

21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Report
**	Identifies each management compensation plan or arrangement

Index to Financial Statements

Emergency Medical Services Corporation

Report of Independent Registered Public Accounting Firm

To the Stockholders of

Emergency Medical Services Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Emergency Medical Services Corporation and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the eleven-month period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Denver, Colorado

February 23, 2006

Report of Independent Registered Public Accounting Firm

To the Stockholders of American Medical Response, Inc.

and EmCare Holdings, Inc.:

In our opinion, the accompanying combined balance sheet (predecessor basis) and the related combined statements of operations and comprehensive income (loss) (predecessor basis), changes in combined equity (predecessor basis) and cash flows (predecessor basis) present fairly, in all material respects, the financial position of American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings, Inc. and its subsidiaries (“EmCare”) (collectively, the “Company”) as of January 31, 2005 and the results of their operations and changes in combined equity and cash flows for the five-month period ended January 31, 2005, for the year ended August 31, 2004 and for the three-month period ended August 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the AMR and EmCare management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the combined financial statements, AMR and EmCare were wholly-owned subsidiaries of Laidlaw International, Inc., previously Laidlaw, Inc. (“Laidlaw”). The United States Bankruptcy Court for the Western District for New York confirmed Laidlaw’s Third Amended Plan of Reorganization (the “plan”) on February 27, 2003. Confirmation of the plan resulted in the discharge of all claims against Laidlaw that arose on or before June 28, 2001 and terminated all rights and interest of equity security holders as provided for in the plan. The plan was implemented in June 2003 and Laidlaw emerged from bankruptcy. In connection with its emergence from bankruptcy, Laidlaw adopted fresh-start accounting and recorded fresh-start accounting adjustments in the separate financial statements of AMR and EmCare on June 1, 2003. As a result, the Company’s post-emergence (predecessor basis) financial statements reflect a different basis of accounting than its pre-emergence (pre fresh-start predecessor basis) financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado

August 1, 2005, except as to the information disclosed in Note 22, as to which the date is October 7, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders of American Medical Response, Inc.

and EmCare Holdings, Inc.:

In our opinion, the accompanying combined statements of operations and comprehensive income (loss) (pre fresh-start predecessor basis), changes in combined equity (pre fresh-start predecessor basis) and cash flows (pre fresh-start predecessor basis) present fairly, in all material respects, the results of operations and changes in combined equity and cash flows of American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings, Inc. and its subsidiaries (“EmCare”) (collectively, the “Company”) for the nine-month period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the AMR and EmCare management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the combined financial statements, AMR and EmCare were wholly-owned subsidiaries of Laidlaw International, Inc., previously Laidlaw, Inc. (“Laidlaw”). The United States Bankruptcy Court for the Western District for New York confirmed Laidlaw’s Third Amended Plan of Reorganization (the “plan”) on February 27, 2003. Confirmation of the plan resulted in the discharge of all claims against Laidlaw that arose on or before June 28, 2001 and terminated all rights and interest of equity security holders as provided for in the plan. The plan was implemented in June 2003 and Laidlaw emerged from bankruptcy. In connection with its emergence from bankruptcy, Laidlaw adopted fresh-start accounting and recorded fresh-start accounting adjustments in the separate financial statements of AMR and EmCare on June 1, 2003. As a result, the Company’s post-emergence (predecessor basis) financial statements reflect a different basis of accounting than its pre-emergence (pre fresh-start predecessor basis) financial statements.

PricewaterhouseCoopers LLP

Denver, Colorado

January 14, 2005, except as to the information disclosed in Note 22, as to which the date is October 7, 2005

Emergency Medical Services Corporation

Balance Sheets

(dollars in thousands)

	Consolidated December 31, 2005	Predecessor Combined January 31, 2005
Assets
Current assets:
Cash and cash equivalents	$18,048	$14,631
Restricted cash and cash equivalents	12,017	9,846
Restricted marketable securities	1,657	2,473
Trade and other accounts receivable, net	411,184	369,767
Parts and supplies inventory	18,449	18,499
Prepaids and other current assets	30,505	40,135
Current deferred tax assets	23,436	65,092

Total current assets	515,296	520,443

Non-current assets:
Property, plant and equipment, net	138,037	128,766
Intangible assets, net	78,183	16,075
Non-current deferred tax assets	118,408	202,469
Restricted long-term investments	67,973	41,810
Goodwill	251,168	—
Other long-term assets	97,963	73,947

Total assets	$1,267,028	$983,510

Liabilities and Equity
Current liabilities:
Accounts payable	$56,290	$55,818
Accrued liabilities	214,481	171,645
Current portion of long-term debt	6,664	5,846

Total current liabilities	277,435	233,309
Long-term debt	495,520	5,651
Other long-term liabilities	149,089	146,273

Total liabilities	922,044	385,233

Commitments and contingencies (notes 7, 9 and 12)
Equity
Preferred stock ($0.01 par value; 20,000,000 authorized 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 authorized 9,247,200 issued and outstanding)	92	—
Class B common stock ($0.01 par value; 40,000,000 authorized 142,545 issued and outstanding)	1	—
Class B special voting stock ($0.01 par value; 1 authorized 1 issued and outstanding	—	—
LP exchangeable units (32,107,500 issued and outstanding)	212,361	—
Additional paid-in capital	112,937	—
Laidlaw payable	—	202,042
Laidlaw investment	—	356,550
Retained earnings	20,067	40,000
Accumulated other comprehensive income (loss)	(474)	(315)

Total equity	344,984	598,277

Total liabilities and equity	$1,267,028	$983,510

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Operations and Comprehensive Income (Loss)

(dollars in thousands)

	Consolidated Eleven months ended December 31, 2005	Predecessor — Combined			Pre Fresh- Start Predecessor Combined Nine months ended May 31, 2003
		Five months ended January 31, 2005	Twelve months ended August 31, 2004	Three months ended August 31, 2003
Net revenue	$1,655,485	$696,179	$1,604,598	$384,461	$1,103,335

Compensation and benefits	1,146,055	481,305	1,117,890	264,604	757,183
Operating expenses	233,087	94,882	218,277	55,212	163,447
Insurance expense	82,800	39,002	80,255	34,671	69,576
Selling, general and administrative expenses	54,262	21,635	47,899	12,017	37,867
Laidlaw fees and compensation charges	—	19,857	15,449	1,350	4,050
Depreciation and amortization expense	54,143	18,808	52,739	12,560	32,144
Restructuring charges	1,781	—	2,115	1,449	1,288
Laidlaw reorganization costs	—	—	—	—	3,650

Income from operations	83,357	20,690	69,974	2,598	34,130
Interest expense	(47,813)	(5,644)	(9,961)	(908)	(4,691)
Realized (loss) gain on investments	(164)	—	(1,140)	90	—
Interest and other income	1,040	714	240	22	304
Fresh-start accounting adjustments	—	—	—	—	46,416
Loss on early debt extinguishment	(2,040)	—	—	—	—

Income before income taxes, cumulative effect of a change in accounting principle and equity in earnings of unconsolidated subsidiary	34,380	15,760	59,113	1,802	76,159
Income tax expense	(14,372)	(6,278)	(21,764)	(8,633)	(829)

Income (loss) before cumulative effect of a change in accounting principle and equity in earnings of unconsolidated subsidiary	20,008	9,482	37,349	(6,831)	75,330
Cumulative effect of a change in accounting principle	—	—	—	—	(223,721)
Equity in earnings of unconsolidated subsidiary	59	—	—	—	—

Net income (loss)	20,067	9,482	37,349	(6,831)	(148,391)
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(474)	(309)	1,184	(1,190)	603

Comprehensive income (loss)	$19,593	$9,173	$38,533	$(8,021)	$(147,788)

Basic net income per common share	$0.56
Diluted net income per common share	$0.55
Average common shares outstanding, basic	33,621,542
Average common shares outstanding, diluted	34,282,176

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Changes in Equity

(dollars in thousands)

			Shares/Units
	Laidlaw Payable	Laidlaw Investment	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Equity
Balances August 31, 2002 (Pre Fresh-Start Predecessor)	$1,397,265	$2,089,376	—	—	—	—	$—	$—	$—	$—	$(2,726,239)	$116	$760,518
Net loss	—	—	—	—	—	—	—	—	—	—	(148,391)	—	(148,391)
Payments made to Laidlaw, net	(83)	—	—	—	—	—	—	—	—	—	—	—	(83)
Unrealized holding gains	—	—	—	—	—	—	—	—	—	—	—	603	603

Balances May 31, 2003 (Pre Fresh-Start Predecessor)	$1,397,182	$2,089,376	—	—	—	—	$—	$—	$—	$—	$(2,874,630)	$719	$612,647

Fresh-start balances June 1, 2003 (Predecessor)	$66,503	$546,144	—	—	—	—	$—	$—	$—	$—	$—	$—	$612,647
Net loss	—	—	—	—	—	—	—	—	—	—	(6,831)	—	(6,831)
Payments made to Laidlaw, net	(44,087)	—	—	—	—	—	—	—	—	—	—	—	(44,087)
Unrealized holding losses	—	—	—	—	—	—	—	—	—	—	—	(1,190)	(1,190)

Balances August 31, 2003 (Predecessor)	22,416	546,144	—	—	—	—	—	—	—	—	(6,831)	(1,190)	560,539
Dividend to Laidlaw	200,000	(200,000)	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	37,349	—	37,349
Fresh-start adjustments	—	10,406	—	—	—	—	—	—	—	—	—	—	10,406
Payments made to Laidlaw, net	(35,638)	—	—	—	—	—	—	—	—	—	—	—	(35,638)
Unrealized holding gains	—	—	—	—	—	—	—	—	—	—	—	1,184	1,184

Balances August 31, 2004 (Predecessor)	186,778	356,550	—	—	—	—	—	—	—	—	30,518	(6)	573,840
Net income	—	—	—	—	—	—	—	—	—	—	9,482	—	9,482
Advances from Laidlaw, net	15,264	—	—	—	—	—	—	—	—	—	—	—	15,264
Unrealized holding losses	—	—	—	—	—	—	—	—	—	—	—	(309)	(309)

Balances January 31, 2005 (Predecessor)	$202,042	$356,550	—	—	—	—	$—	$—	$—	$—	$40,000	$(315)	$598,277

Emergency Medical Services Corporation

Statements of Changes in Equity — (Continued)

(dollars in thousands)

			Shares/Units
	Laidlaw Payable	Laidlaw Investment	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Equity
Balances February 1, 2005	$—	$—	—	—	—	—	$—	$—	$—	$—	$—	$—	$—
Partnership units issued on transaction date, net of issuance costs of $1,726	—	—	—	—	—	33,090,795	—	—	218,879	—	—	—	218,879
Partnership units issued during the period, net of issuance costs of $193	—	—	—	—	—	306,450	—	—	1,857	—	—	—	1,857
Exchange of certain partnership units for common stock	—	—	1,147,200	142,545	1	(1,289,745)	11	1	(8,375)	8,363	—	—	—
Issuance of class A common stock in initial public offering, net of issuance costs of $11,525	—	—	8,100,000	—	—	—	81	—	—	101,794	—	—	101,875
Equity-based compensation	—	—	—	—	—	—	—	—	—	2,780	—	—	2,780
Net income	—	—	—	—	—	—	—	—	—	—	20,067	—	20,067
Unrealized holding losses	—	—	—	—	—	—	—	—	—	—	—	(474)	(474)

Balances December 31, 2005	$—	$—	9,247,200	142,545	1	32,107,500	$92	$1	$212,361	$112,937	$20,067	$(474)	$344,984

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Cash Flows

(dollars in thousands)

	Consolidated Eleven months ended December 31, 2005	Predecessor — Combined			Pre Fresh-Start Predecessor Combined Nine months ended May 31, 2003
		Five months ended January 31, 2005	Twelve months ended August 31, 2004	Three months ended August 31, 2003
Cash Flows from Operating Activities
Net income (loss)	$20,067	$9,482	$37,349	$(6,831)	$(148,391)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,227	18,808	53,957	12,775	32,359
(Gain) loss on disposal of property, plant and equipment	(553)	145	(446)	(316)	(349)
Stock compensation expense	2,780	—	—	—	—
Debt extinguishment expense	2,040	—	—	—	—
Equity in earnings of unconsolidated subsidiary	(59)	—	—	—	—
Cumulative effect of a change in accounting principle (note 2)	—	—	—	—	223,721
Non-cash Laidlaw allocated (income) expense	—	—	(4,505)	11,522	3,058
Restructuring charges	1,781	—	2,115	1,449	1,288
Notes payable discount	—	213	132	50	218
Loss (gain) on restricted investments	164	197	1,140	(90)	—
Deferred income taxes	14,270	6,278	21,899	(8,421)	—
Fresh-start accounting adjustments (note 1)	—	—	—	—	(46,416)
Changes in operating assets/liabilities:
Trade and other accounts receivable	(36,617)	(26,057)	(23,764)	1,522	(14,049)
Parts and supplies inventory	50	78	(1,133)	(517)	233
Prepaids and other current assets	6,900	(269)	5,892	3,700	(12,257)
Accounts payable and accrued liabilities	34,456	3,046	17,322	3,553	(6,614)
Compliance and insurance accruals	8,457	4,045	20,402	12,520	31,312
Restructuring charges and acquisition accruals	—	—	(2,681)	(907)	(5,344)

Net cash provided by operating activities	109,963	15,966	127,679	30,009	58,769

Cash Flows from Investing Activities
EMS LP purchase of AMR and EmCare	(828,775)	—	—	—	—
Purchase of property, plant and equipment	(48,933)	(14,045)	(42,787)	(18,079)	(34,768)
Purchase of business	—	(1,200)	—	—	—
Proceeds from sale of business	—	1,300	—	—	—
Proceeds from sale of property, plant and equipment	708	175	858	341	624
Purchase of restricted cash and investments	(64,128)	(31,257)	(64,357)	(11,287)	(66,266)
Proceeds from sale and maturity of restricted investments	35,972	35,960	46,389	12,530	36,748
Other investing activities	(11,413)	(79)	6,814	1,359	(35,173)
Decrease (increase) in Laidlaw insurance deposits	6,940	(12,521)	(28,433)	—	—

Net cash used in investing activities	(909,629)	(21,667)	(81,516)	(15,136)	(98,835)

Cash Flows from Financing Activities
Borrowings under senior secured credit facility	350,000	—	—	—	—
Proceeds from issuance of senior subordinated notes	250,000	—	—	—	—
Borrowings under revolving credit facility	25,200	—	—	—	—
Debt issue costs	(18,330)	—	—	—	—
EMS LP issuance of partnership equity	222,655	—	—	—	—
EMS LP partnership equity issuance costs	(1,919)	—	—	—	—
EMSC issuance of class A common stock	113,400	—	—	—	—
EMSC equity issuance costs	(9,329)	—	—	—	—
Repayments of capital lease obligations and other debt	(132,345)	(3,992)	(8,709)	(1,851)	(6,338)
Increase (decrease) in bank overdrafts	3,751	5,866	(4,544)	8,675	(815)
Advances from (payments to) Laidlaw	—	8,982	(31,133)	(55,609)	(3,141)
(Decrease) increase in other non-current liabilities	—	—	(2,942)	1,563	2,234

Net cash provided by (used in) financing activities	803,083	10,856	(47,328)	(47,222)	(8,060)

Change in cash and cash equivalents	3,417	5,155	(1,165)	(32,349)	(48,126)
Cash and cash equivalents, beginning of period	14,631	9,476	10,641	42,990	91,116

Cash and cash equivalents, end of period	$18,048	$14,631	$9,476	$10,641	$42,990

Cash paid for interest	$33,307	$488	$556	$436	$1,605

Cash paid for taxes	$15,550	$—	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Financial Statements

(dollars in thousands)

1. General

Basis of Presentation of Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to reflect the consolidated financial position, results of operations and cash flows of Emergency Medical Services Corporation (“EMSC” or the “Company”). The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services, L.P. (“EMS LP”), a Delaware limited partnership (see note 2 “Summary of Significant Accounting Policies — Equity Structure”). EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International Inc. (“Laidlaw”) on February 10, 2005 with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering (see note 11 “Equity”). For comparative purposes, the Company has included the combined financial position, results of operations and cash flows of AMR and EmCare for periods prior to and including January 31, 2005 (“Predecessor” or “Predecessor Company”).

The purchase price for AMR and EmCare was $828.8 million, subject to working capital and other purchase adjustments. To finance the acquisition, EMS LP entered into a new $450 million senior secured credit facility and issued senior subordinated notes for gross proceeds of $250 million (see note 7). EMS LP also issued 33.2 million (post-split) partnership units for $221 million. For this reason, the Predecessor financial statements for periods prior to February 1, 2005 may not be comparable to the financial statements for periods from and including February 1, 2005.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$504,816
Property, plant & equipment	128,620
Intangible assets	89,850
Goodwill	251,168
Other long-term assets	247,533

Total assets acquired	1,221,987

Current liabilities	245,144
Long-term debt	620,183
Other long-term liabilities	137,781

Total liabilities assumed	1,003,108

Net assets acquired	$218,879

Intangible assets include $0.6 million of radio frequency licenses, $0.3 million of covenants not to compete and $89.0 million for customer relationships. Covenants not to compete and customer relationships are subject to amortization and have a weighted average useful life of approximately 7 years.

The $251.2 million of goodwill has been assigned to AMR and EmCare in the amounts of $128.2 million and $123.0 million, respectively, based on sales agreements and valuations, and is not subject to amortization. EmCare goodwill is deductible for tax purposes.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Pro forma net revenue, income from operations and net income (loss), when adjusted for the acquisition described above, would be $696.2 million, $16.3 million and ($2.8) million, respectively, for the five months ended January 31, 2005, and $1,604.6 million, $66.8 million and $8.6 million, respectively, for the twelve months ended August 31, 2004.

The Company operates in two segments, AMR in the Healthcare Transportation Service business and EmCare in the Emergency Management Service business. AMR operates in 35 states, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers medical staff for large entertainment venues like stadiums and arenas, and provides telephone triage, transportation dispatch and demand management services. EmCare provides outsourced business services to hospitals primarily for emergency departments, related urgent care centers and for certain inpatient departments for 323 hospitals in 40 states. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services.

The Predecessor had a fiscal year ending August 31. EMSC and EMS LP adopted a fiscal year ending December 31. Accordingly, the financial statements presented herein include the eleven-month period beginning on the effective date of acquisition and ending December 31, 2005.

As previously reported, the Predecessor’s combined financial statements reflected an adjustment to AMR’s accounts receivable allowances, ranging from $39 million to $50 million, at various balance sheet dates prior to May 31, 2003. The Company has determined that this adjustment may give rise to a claim against Laidlaw International, Inc. and its subsidiary, Laidlaw Medical Holdings, Inc., pursuant to the stock purchase agreement between Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and EMSC, Inc. dated December 6, 2004. Prior to the Company’s initial public offering, the Company assigned any claims against Laidlaw relating to this matter to the persons who held its equity immediately prior to the offering. In accordance with Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions, this assignment represented a nonreciprocal transfer between the Company and its equityholders prior to the initial public offering. The Company was unable to determine the fair value of the transferred right within reasonable limits; accordingly, it attributed no value to the assignment.

Chapter 11 Reorganization — Laidlaw

On June 28, 2001, Laidlaw and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. During the pendency of the Chapter 11 case, Laidlaw continued to operate its businesses in accordance with the applicable provisions of the Bankruptcy Code. Although subsidiaries of Laidlaw, neither AMR nor EmCare filed for reorganization under Chapter 11 of the Bankruptcy Code.

Laidlaw emerged from bankruptcy protection during fiscal 2003, and on June 1, 2003 adopted Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (SOP 90-7), applying fresh-start accounting to its balance sheet as of the close of business on May 31, 2003. In accordance with the principles of fresh-start accounting, Laidlaw determined the reorganization value of its individual business units and adjusted their assets and liabilities to estimated fair values as of May 31, 2003. On May 31, 2003, Laidlaw applied “push-down” accounting and allocated to the Predecessor its share of reorganization value aggregating $939.9 million. Reorganization value, as defined in SOP 90-7, is the amount that approximates the fair value of the assets of an entity before considering liabilities. The reorganization value allocated to the Predecessor was based on the consideration of factors such as the industries in which the Predecessor operated,

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

the general economic conditions that impact the health care industry, and application of certain valuation methods, including a discounted cash flow analysis, an analysis of comparable publicly traded company multiples and a comparable acquisitions analysis. The net effect of all fresh-start accounting adjustments pushed down to the Predecessor resulted in additional income of $46.4 million, which is reflected as an adjustment to the financial results for the period from September 1, 2002 through May 31, 2003. The financial information presented herein for periods prior to June 1, 2003 are referred to as “Pre Fresh-Start Predecessor.”

The effects of fresh-start reporting on the Predecessor’s combined balance sheet as of the close of business on May 31, 2003 are as follows:

	Pre Fresh-Start Predecessor Company		Fair Value Adjustments	Predecessor Company
Assets
Current assets
Cash	$42,990		$—	$42,990
Restricted cash and cash equivalents	1,154		—	1,154
Trade and other accounts receivable, net	321,974		—	321,974
Parts and supplies inventories	16,927		—	16,927
Other current assets	35,907		—	35,907
Current deferred tax assets	—	(c)	72,493	72,493

Total current assets	418,952		72,493	491,445

Property, plant and equipment, net	130,212	(a)	(4,683)	125,529
Intangible assets, net	230,222	(b)	(79,843)	150,379
Non-current deferred tax assets	—	(c)	73,918	73,918
Restricted long-term investments — trust	43,764		—	43,764
Other long-term assets	56,596		—	56,596

Total assets	$879,746		61,885	$941,631

Liabilities and Combined Equity
Current liabilities:
Accounts payable	$40,156		$—	$40,156
Accrued liabilities	140,777	(d)	1,000	141,777
Current portion of long-term debt	8,807		—	8,807

Current liabilities	189,740		1,000	190,740
Long-term debt	17,052		—	17,052
Other long-term liabilities	106,723	(e)	14,469	121,192

Liabilities	313,515		15,469	328,984

Laidlaw payable	59,355	(f)	7,148	66,503
Laidlaw investment	3,419,470	(f)	(2,873,326)	546,144
Retained earnings (deficit)	(2,913,313	)(f)	2,913,313	—
Comprehensive income	719	(f)	(719)	—

Combined equity	566,231		46,416	612,647

Liabilities and combined equity	$879,746		$61,885	$941,631

(a)	Adjusts property, plant & equipment to reflect the fair value of the assets based on independent appraisals.
(b)	Eliminates the Predecessor Company’s historical goodwill, records identifiable intangible assets at estimated fair value based upon independent appraisals and records the remaining reorganization value to goodwill.
(c)	Records the net deferred income tax assets of the Predecessor.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

(d)	Records the operating leases at their estimated fair value based on independent valuations and the then current borrowing rate of the Predecessor.
(e)	Adjusts the Predecessor’s insurance reserves to their estimated fair value.
(f)	Reflects the elimination of the accumulated deficit and comprehensive income and establishes the payable account to Laidlaw.

2. Summary of Significant Accounting Policies

Combination

The combined financial statements include the accounts of the Predecessor and Pre Fresh-Start Predecessor consolidated with all of their respective subsidiaries. All significant intracompany transactions and balances are eliminated.

Consolidation

The consolidated financial statements include EMSC, its subsidiary EMS LP, and EMS LP’s subsidiaries, AMR and EmCare. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents are composed of highly liquid investments with an original maturity of three months or less and are recorded at market value.

At December 31, 2005 and January 31, 2005, bank overdrafts of $25.7 million and $22.0 million, respectively, were included in accounts payable on the accompanying balance sheets.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents include short-term investments that are part of the portfolio of the Company’s captive insurance arrangement. These investments are highly liquid and have original maturities of three months or less. These assets are used to support the current portion of claim liabilities under the captive arrangement.

Restricted Marketable Securities

Marketable securities are pledged as collateral against the Company’s claim liabilities under the captive insurance arrangement. Restricted marketable securities are income-yielding securities that can be converted readily into cash and include commercial paper, corporate and foreign notes and bonds, and U.S. Treasury and agency obligations. Such securities are stated at market value and are classified as available-for-sale under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), with unrealized gains and losses reported, net of tax, in other comprehensive income as a component of equity.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Trade and Other Accounts Receivable, net

The Company determines its allowances based on payor reimbursement schedules, historical write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients.

	December 31, 2005	Predecessor January 31, 2005
Accounts receivable, net
AMR	$256,382	$229,798
EmCare	154,802	139,969

Total	$411,184	$369,767

Accounts receivable allowances
AMR
Allowance for contractual discounts	$124,243	$126,771
Allowance for uncompensated care	128,021	124,699

Total	$252,264	$251,470

EmCare
Allowance for contractual discounts	$345,959	$188,092
Allowance for uncompensated care	208,753	556,605

Total	$554,712	$744,697

The increase in the allowances and provisions for contractual discounts and uncompensated care is primarily a result of increases in the Company’s gross fee-for-service rate schedules. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the contract change. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges. During the eleven month period ended December 31, 2005, we reviewed and updated our reserve estimate which resulted in increased contractual discount allowances and decreased uncompensated care allowances at our EmCare segment, with no impact to net revenue or net income. In addition, at January 31, 2005, the allowance for uncompensated care at EmCare included accounts that had been sent to collection agencies and were listed as delinquent within the billing system. These accounts were fully reserved and totaled $254.2 million. During the eleven months ended December 31, 2005, the Company wrote off these balances with no impact on net income.

Parts and Supplies Inventory

Parts and supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies, including stretchers, oximeters and other miscellaneous items, are capitalized as inventory and expensed as used.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Property, Plant and Equipment, net

Property, plant and equipment were reflected at their estimated fair value as part of purchase accounting as of February 1, 2005. Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Pre Fresh-Start Predecessor Goodwill

The Pre Fresh-Start Predecessor adopted SFAS No. 142, Goodwill and Other Intangible Assets on September 1, 2002. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized, and instead requires a periodic assessment of recoverability utilizing a fair value measurement. In connection with the adoption of this standard, the Pre Fresh-Start Predecessor impaired $223.7 million of goodwill, which is included in the accompanying financial statements for the nine months ended May 31, 2003 as a cumulative effect of a change in accounting principle. Recording this change had no tax-related benefit or expense.

Goodwill

The acquisition of AMR and EmCare by EMS LP resulted in $251.2 million of goodwill which has been assigned to AMR and EmCare, which are considered the Company’s reporting units for purposes of SFAS No. 142.

SFAS No. 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company uses an external valuation group to determine the fair value of its operating units. The external valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. We will perform our annual goodwill impairment assessment during the third quarter each year.

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flows.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Contract Value

At December 31, 2005, the Company’s contracts and customer relationships, recorded at estimated fair value as part of purchase accounting effective February 1, 2005, represent the amortized value of such assets held by the Company. These assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 3 to 8 years depending on the type of contract and customer relationship.

As a part of fresh-start push-down accounting, the Predecessor recorded a contract value intangible asset which was amortized on a straight-line basis over the average length of the contracts and expected renewal period of 10 years. In accordance with the provisions of fresh-start accounting, the reversal of the income tax valuation allowance resulted in a reduction in certain contract assets at August 31, 2004 (note 5 “Income Taxes”).

Radio Frequencies

The radio frequency licenses total $601 at December 31, 2005 and were recorded at estimated fair value as part of purchase accounting effective February 1, 2005. These assets are considered to be indefinite lived intangible assets and as such are not amortized but are reviewed for impairment on an annual basis.

The radio frequency licenses recorded as part of fresh-start push-down accounting were also indefinite lived intangible assets and were not amortized. In accordance with the provisions of fresh-start accounting, the reversal of the income tax valuation allowance resulted in the radio frequency asset being reduced to zero at August 31, 2004 (note 5).

Restricted Long-Term Investments

Restricted long-term investments include investments that are part of the portfolio of the Company’s captive insurance subsidiary. In accordance with SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities, the Company determines the classification of securities as held-to-maturity or available-for-sale at the time of purchase and re-evaluates such designation at each balance sheet date. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Investments not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of equity. The cost of securities sold is based on the specific identification method. Restricted long-term investments at December 31, 2005 and January 31, 2005 were available-for-sale.

These investments are used to support the Company’s self-insurance program. The investments are comprised principally of government securities and investment grade debt securities.

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared by our outside actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Other Long-Term Liabilities

Long-term portions of insurance reserves and other liabilities are classified as other long-term liabilities.

Equity Structure

The Company is the general partner of EMS LP and holds 22.7% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

In the EMS LP partnership agreement, the Company has agreed to maintain the economic equivalency of the LP exchangeable units and the class B common stock, and the holders of the LP exchangeable units have no general voting rights. The LP exchangeable units, when considered with the class B special voting stock, have the same rights, privileges and characteristics of the Company’s class B common stock. The LP exchangeable units are intended to be economically equivalent to the class B common stock of the Company in that the LP exchangeable units carry the right to vote (by virtue of the class B special voting stock) with the holders of class B common stock as if one class, and entitle holders to receive distributions only if the equivalent dividends are declared on the Company’s class B common stock. Accordingly, the Company accounts for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company’s balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

Contractual Arrangements

EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare (“EmCare Subsidiary”) contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement (“PA Management Agreement”) with a professional association or professional corporation (“PA”), whereby the EmCare Subsidiary provides the PA with management services, and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In all arrangements, decisions regarding patient care are made exclusively by the physicians. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may be adjusted from time to time to reflect industry practice, business

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA’s revenues over its expenses.

Each PA is wholly-owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

Historically, EmCare had determined that these management contracts met Emerging Issues Task Force 97-2, Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Entities, requirements for consolidation. Upon adoption of FIN 46(R), Consolidation of Variable Interest Entities, the Company concluded that these management contracts resulted in a variable interest in the PAs and that the Company is the primary beneficiary. Accordingly, the consolidated financial statements of EmCare and these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs’ voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare’s relationship with the PA.

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities (other than current portion of self-insurance estimates), long-term debt and long-term liabilities (other than self-insurance estimates) constitute financial instruments. Based on management’s estimates, the carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities (other than current portion of self-insurance estimates), and long-term liabilities (other than self-insurance estimates and debt) approximates their fair value as of December 31, 2005 and January 31, 2005. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For each of the periods presented, the Company derived approximately 31% of its net revenue from Medicare and Medicaid, 65% from insurance providers and contracted payors, and 4% directly from patients.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue, are as follows (see “Trade and Other Accounts Receivable, net” in note 2 for further discussion of the change in our EmCare segment):

	Consolidated Eleven Months Ended December 31, 2005	Predecessor — Combined			Pre Fresh-Start Predecessor Nine Months Ended May 31, 2003
		Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
AMR
Gross revenue	100%	100%	100%	100%	100%
Provision for contractual discounts	37%	35%	35%	30%	30%
Provision for uncompensated care	14%	14%	14%	16%	15%
EmCare
Gross revenue	100%	100%	100%	100%	100%
Provision for contractual discounts	49%	42%	41%	40%	40%
Provision for uncompensated care	20%	25%	24%	24%	23%
Total
Gross revenue	100%	100%	100%	100%	100%
Provision for contractual discounts	43%	39%	37%	35%	34%
Provision for uncompensated care	17%	19%	18%	19%	18%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.

Subsidies and fees in connection with community contracts are recognized ratably over the service period the payment covers.

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

In connection with the acquisition of AMR and EmCare, the Company made a section 338(h)(10) election for EmCare which eliminated $67 million of deferred tax assets and stepped-up the tax basis of EmCare’s assets to fair value. Differences between book and tax depreciation and amortization for these assets will create future deferred tax assets or liabilities.

AMR and EmCare are owned by a partnership, EMS LP, and therefore are required to file two separate consolidated tax returns. The disclosed tax amounts relate to the income taxes of these two corporate consolidated groups combined.

AMR and EmCare were included in the consolidated U.S. income tax return with other Laidlaw U.S. subsidiaries prior to February 1, 2005. The tax allocation agreement calculated tax liability on a separate company basis and provided for reimbursement or payment for utilization of carryovers among members of the group. Consequently, AMR and EmCare only received the benefits of net operating loss and interest carryforwards to the extent utilized in Laidlaw’s consolidated return.

Net Income Per Common Share

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income available to stockholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computation was 33.6 million for the eleven months ended December 31, 2005. The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.7 million potential common shares (note 16).

Stock options

The Company records the expense of stock option awards over the period in which the options vest, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which the Company adopted on February 1, 2005. The stock options are valued using the Black-Scholes valuation method on the date of grant.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), Share-Based Payment. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Statement requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company will use the prospective transition method upon adoption of this Standard on January 1, 2006. As of December 31, 2005, none of the options have been exercised and therefore there is no windfall tax pool. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

3. Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at December 31, 2005 and January 31, 2005:

	Consolidated December 31, 2005	Predecessor Combined January 31, 2005
Land	$2,079	$2,079
Building and leasehold improvements	11,665	14,293
Vehicles	87,082	91,114
Computer hardware and software	33,444	42,006
Other	46,525	46,891

	180,795	196,383
Less: accumulated depreciation	(42,758)	(67,617)

Property, plant and equipment, net	$138,037	$128,766

Vehicles include certain vehicles held under capital leases with a net book value of $7.2 million and $11.7 million at December 31, 2005 and January 31, 2005, respectively. Accumulated depreciation and amortization at December 31, 2005 and January 31, 2005 includes $4.6 million and $8.4 million, respectively, relating to such vehicles. There were no write downs related to software during the periods presented. Depreciation expense was $42.5 million for the eleven months ended December 31, 2005, $18.0 million for the five months ended January 31, 2005, $43.2 million for the year ended August 31, 2004, $10.2 million for the three months ended August 31, 2003 and $32.2 million for the nine months ended May 31, 2003.

4. Intangible Assets, net and Goodwill

Intangible assets, net consisted of the following at December 31, 2005 and January 31, 2005:

	Consolidated December 31, 2005		Predecessor Combined January 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$88,975	$(11,594)	$22,544	$(6,708)
Covenant not to compete	274	(72)	250	(11)

Total	$89,249	$(11,666)	$22,794	$(6,719)

Unamortized intangible assets
Radio frequencies	601	—	—	—

Total	$89,850	$(11,666)	$22,794	$(6,719)

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Amortization expense of intangible assets was $11.7 million for the eleven months ended December 31, 2005, $0.8 million for the five months ended January 31, 2005, $9.5 million for the year ended August 31, 2004, $2.4 million for the three months ended August 31, 2003 and $0 for the nine months ended May 31, 2003. As a result of the reversal of the separate company tax valuation allowance as of August 31, 2004 under fresh-start accounting, AMR reduced its intangible assets to zero and EmCare reduced its intangible assets to $15.8 million. Estimated annual amortization over each of the next five years is expected to be:

For year ended December 31, 2006	$12,700
For year ended December 31, 2007	12,400
For year ended December 31, 2008	12,400
For year ended December 31, 2009	12,000
For year ended December 31, 2010	9,400

The changes in carrying amount of goodwill for the eleven months ended December 31, 2005 are as follows:

	Healthcare Transportation	Emergency Management Services	Total
Balance as of January 31, 2005	$—	$—	$—
Goodwill assigned during year	128,222	122,946	251,168
Impairment losses	—	—	—

Balance as of December 31, 2005	$128,222	$122,946	$251,168

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows at December 31, 2005 and January 31, 2005:

	Consolidated December 31, 2005	Predecessor Combined January 31, 2005
Deferred tax assets:
Accounts receivable	$7,036	$38,817
Accrued liabilities	58,438	58,508
Intangible assets	(296)	42,732
Interest carryforwards	70,820	84,590
Credit carryforwards	102	—
Net operating loss carryforwards	16,837	54,565

	152,937	279,212
Deferred tax liabilities:
Excess of tax over book depreciation	(11,093)	(11,651)

Net deferred tax assets	$141,844	$267,561

The Company has significant net deferred tax assets resulting from net operating loss (“NOL”) and interest deduction carryforwards and other deductible temporary differences that will reduce taxable income in future

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

periods. SFAS No. 109 Accounting for Income Taxes requires that a valuation allowance be established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL and interest deduction carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.

At the fresh-start accounting date, May 31, 2003, the Company recorded a valuation allowance of $156.0 million, based on the criteria required under SFAS No. 109 discussed above. During fiscal 2004, write-offs of net operating loss carryforwards and realization of other assets reduced the valuation allowance by $48.2 million. As a result of the Company’s improved financial performance during fiscal 2004, management reduced the deferred tax valuation allowance by an additional $107.8 million during the year ended August 31, 2004. As required under fresh-start accounting, this change also resulted in a reduction in intangible assets and goodwill and an increase in Laidlaw equity of AMR.

The Company has interest carryovers of $186 million at December 31, 2005 limited by Internal Revenue Code Section 163(j) without expiration, and federal net operating loss carryforwards of $44 million which expire in the years 2006 to 2020. $38 million of net operating loss carryforwards are subject to AMR’s annual Section 382 limitation of $938 thousand and the annual limitation allocated from Laidlaw of $5 million.

The Company has recorded an income tax receivable of $15.6 million as of December 31, 2005 relating to over-payments of estimated quarterly taxes. This receivable is included in trade and other accounts receivable, net on the accompanying balance sheet.

The components of income tax benefit (expense) were as follows:

		Predecessor — Combined			Pre Fresh-Start Predecessor Combined Nine Months Ended May 31, 2003
	Eleven Months Ended December 31, 2005	Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
Current tax expense
State	$—	$—	$559	$(162)	$829
Federal	102	—	(694)	17,216	—

Total	102	—	(135)	17,054	829

Deferred tax expense
State	1,134	762	2,496	(76)	—
Federal	13,136	5,516	19,403	(8,345)	—

Total	14,270	6,278	21,899	(8,421)	—

Total tax expense
State	1,134	762	3,055	(238)	829
Federal	13,238	5,516	18,709	8,871	—

Total	$14,372	$6,278	$21,764	$8,633	$829

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate is as follows:

		Predecessor — Combined			Pre Fresh-Start Predecessor Combined Nine Months Ended May 31, 2003
	Consolidated Eleven Months Ended December 31, 2005	Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
Income tax expense (benefit) at the statutory rate	$12,033	$5,516	$20,690	$631	$26,656
Increase (decrease) in income taxes resulting from:
State taxes, net of federal	1,182	495	1,986	(155)	539
Fresh-start accounting adjustments	—	—	—	—	(16,246)
Laidlaw allocations	—	—	(1,577)	7,990	(2,826)
Change in valuation allowance	—	—	—	—	(7,607)
Other	1,157	267	665	167	313

Provision for income taxes	$14,372	$6,278	$21,764	$8,633	$829

6. Accrued Liabilities

Accrued liabilities were as follows at December 31, 2005 and January 31, 2005:

	Consolidated December 31, 2005	Predecessor Combined January 31, 2005
Accrued wages and benefits	$61,646	$58,577
Accrued paid time-off	21,673	20,141
Current portion of self-insurance reserve	58,379	41,283
Accrued restructuring	1,732	1,118
Current portion of compliance and legal	14,244	3,607
Accrued billing and collection fees	4,176	3,522
Accrued profit sharing	10,260	23,292
Accrued interest	12,335	—
Other	30,036	20,105

Total accrued liabilities	$214,481	$171,645

7. Debt

On February 10, 2005, the Company issued $250,000 of senior subordinated unsecured notes and executed a $450,000 Senior Secured Credit Facility (“Credit Facility”) agreement.

The senior subordinated notes have a fixed interest rate of 10%, payable semi-annually, mature in February 2015 and contain various customary operating and financial covenants. The senior subordinated notes are general unsecured obligations of the issuers, AMR HoldCo, Inc. and EmCare HoldCo, Inc., and are guaranteed by EMSC, EMS LP and each of EMSC’s domestic subsidiaries.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

The Credit Facility consists of a $350,000 senior secured term loan and a $100,000 senior secured revolving credit facility commitment, each collateralized by a pledge of 100% of the capital stock of the Company and its direct and indirect domestic subsidiaries, 65% of the capital stock of any direct foreign subsidiaries and an interest in substantially all tangible and intangible assets of EMS LP and its subsidiaries. The term loan matures in February 2012 and requires quarterly principal payments of $875 commencing May 2005. The revolving facility, which is limited by outstanding letter of credit obligations, requires principal and interest to be paid at maturity in February 2011. The revolving facility is also subject to an annual commitment fee of 0.5% on unutilized commitments. Under the terms of the agreement, the Company may select between various interest rate arrangements based on LIBOR or the Prime Rate plus additional basis points ranging from 2.0% to 3.0%, determined by reference to a leverage ratio. At December 31, 2005, net of letters of credit outstanding of $27.3 million, the maximum available under the revolving credit facility was $72.7 million. There were no borrowings under the revolving facility at December 31, 2005.

The Credit Facility agreement contains various customary operating and financial covenants. The more restrictive of these covenants limit the Company and its subsidiaries’ ability to create liens on assets; make certain investments, loans, guarantees or advances; incur additional indebtedness or issue capital stock; engage in mergers, acquisitions or consolidations; dispose of assets; pay dividends, repurchase equity interest or make other restricted payments; change the business conducted by the Company; engage in transactions with affiliates; and repay certain indebtedness, including the senior unsecured notes, or amend or otherwise modify agreements governing the subordinated indebtedness. The financial maintenance covenants establish a maximum leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and an annual capital expenditure limit. The Company is in compliance with its debt covenants as of December 31, 2005.

The Company paid approximately $18.3 million in debt issuance costs that are being amortized using the effective interest method. In connection with the initial public offering discussed in note 11, the Company used net proceeds from the offering to pay down a portion of the credit facility and wrote-off $2.0 million of unamortized debt issuance costs.

The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2005 was approximately $266 million with a carrying value of $250 million.

Long-term debt consisted of the following at December 31, 2005 and January 31, 2005:

	Consolidated December 31, 2005	Predecessor Combined January 31, 2005
Senior subordinated notes due 2015	$250,000	$—
Senior secured term loan due 2012 (6.7% at December 31, 2005)	248,250	—
Notes due at various dates from 2004 to 2022 with interest rates from 6% to 10%	856	1,219
Mortgage loan due 2010 with an interest rate of 7%	—	2,168
Capital lease obligations due at various dates from 2006 to 2007 (note 10)	3,078	8,110

	502,184	11,497
Less current portion	(6,664)	(5,846)

Total long-term debt	$495,520	$5,651

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

The aggregate amount of minimum payments required on long-term debt in each of the years indicated is as follows:

Year ending December 31,
2006	$6,664
2007	3,552
2008	3,527
2009	3,529
2010	3,531
Thereafter	481,381

$502,184

8. Restructuring Charges

The activity in the accrued restructuring balance is as follows:

	2002 Plan			2003 Plan Severance	2004 Plan Severance	2005 Plan Severance	Total
	Severance	Lease	Total
Incurred	$1,517	$2,260	$3,777				$3,777
Paid	(456)	(149)	(605)				(605)

August 31, 2002	1,061	2,111	3,172				3,172
Incurred April 2003	—	—	—	$1,288			1,288
Incurred August 2003	—	—	—	1,449			1,449
Paid	(559)	(561)	(1,120)	(1,701)			(2,821)

August 31, 2003	502	1,550	2,052	1,036			3,088
Incurred	—	—	—	—	$2,115		2,115
Paid	(502)	(566)	(1,068)	(1,036)	(1,488)		(3,592)

August 31, 2004	—	984	984	—	627		1,611
Paid	—	(238)	(238)	—	(255)		(493)

January 31, 2005	—	746	746	—	372		1,118
Adjustment	—	287	287	—	—	$—	287
Incurred	—	—	—	—	—	1,494	1,494
Paid	—	(567)	(567)	—	(372)	(228)	(1,167)

December 31, 2005	$—	$466	$466	$—	$—	$1,266	$1,732

During fiscal year 2002, in an effort to eliminate the differences in size among regions, AMR was re-aligned into four geographic regions. The operating units within the five original regions were shifted to create the new structure and the administrative offices of the former South region and one billing center were closed. A National Products and Services function was also closed as part of this restructuring plan. The functions previously performed by these groups were distributed to the remaining regions and the corporate office. The lease commitment associated with this plan is expected to be completed by December 2008.

During fiscal year 2003, AMR’s Northern Pacific Region re-aligned the management structure of its operations. The first phase occurred in April 2003 and the second and final phase occurred in August 2003.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

During fiscal year 2004, AMR was re-aligned into three geographic regions. The billing centers and operating units within the four original AMR regions were shifted to create the new structure and the administrative office of the former South-Central region was closed. The functions previously performed by this group were distributed to the remaining regions. This restructuring plan was completed in 2005.

As part of a plan to merge the national support functions of AMR and EmCare, EMSC recorded a restructuring charge of $0.6 million for severance costs in the fourth quarter of fiscal 2005. The restructuring plan is expected to be completed in 2007. In addition to this EMSC restructuring, in 2005 AMR was re-aligned from three into two geographic regions and a resulting severance charge of $0.9 million was recorded.

9. Retirement Plans and Employee Benefits

AMR maintains three 401(k) plans (the “AMR Plans”) for its employees and employees of its subsidiaries who meet the eligibility requirements set forth in the AMR Plans. Employees may contribute a maximum of 40% of their compensation up to a maximum of $14 thousand. Generally, 50% of the contribution is matched by AMR up to a maximum of 3% to 6% of the employee’s salary per year, depending on the plan. AMR’s contributions to the AMR Plans were $8.7 million for the eleven months ended December 31, 2005, $3.7 million for the five months ended January 31, 2005, $8.1 million for the year ended August 31, 2004, $1.9 million for the three months ended August 31, 2003 and $5.7 million for the nine months ended May 31, 2003. Contributions are included in compensation and benefits on the accompanying statements of operations.

EmCare established the EmCare Holdings Inc. 401(k) Savings Plan (the “EmCare Plan”) in 1994 to provide retirement benefits to its employees. Employees may elect to participate in the EmCare Plan at the beginning of each calendar quarter and may contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service. EmCare contributes 50% of the first 6% of base compensation that a participant contributes to the EmCare Plan during any calendar year. The EmCare Plan follows a calendar year-end. Accordingly, EmCare makes its matching contributions based on eligible employee contributions for each calendar year. EmCare contributed $0.3 million to the EmCare Plan during the eleven months ended December 31, 2005 and $0.1 million to the EmCare Plan during the five months ended January 31, 2005. During calendar years 2004 and 2003, EmCare contributed $0.5 million and $0.4 million, respectively, to the EmCare Plan.

In fiscal 2004, Laidlaw issued Value Appreciation Rights (“VAR”) to various employees of AMR and EmCare. There were no VARs issued prior to fiscal 2004. The VARs were scheduled to vest 100% on the third anniversary of the date of the grant. The VARs’ value was based on prescribed formulas that estimated changes in the enterprise values of AMR and EmCare. The Predecessor Company recognized compensation expense on a straight-line basis over the vesting period with compensation expense of $4.1 million for fiscal 2004. The Company recognized $15.3 million of expense related to the VARs for the period ended January 31, 2005, which amount is included in Laidlaw fees and compensation charges. This expense related to EMS LP’s purchase of AMR and EmCare discussed in note 1 and was funded by Laidlaw in accordance with the terms of the purchase agreements. The VAR program was terminated in connection with EMS LP’s purchase of AMR and EmCare in February 2005 and employees and executives will earn no further rights.

10. Equity Based Compensation

Under the Company’s Equity Option Plan approved in February 2005, key employees were granted options to purchase partnership units of EMS LP. In accordance with the terms of the Equity Option Plan, the terms of these options were adjusted to reflect the Company’s initial public offering and reorganization (see note 11) in

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

the fourth quarter of 2005. The options permit the employees to purchase class A common shares at an exercise price of $6.67 per share and vest ratably generally over a period of 4 years. In addition, certain performance measures must be met for 50% of the options to become exercisable. The Company recorded a compensation charge of $1.0 million for the eleven months ended December 31, 2005 associated with the grant of these options. The following table summarized the status of options under the Equity Option Plan, as well as options granted to certain directors (with similar terms) as of December 31, 2005:

	LP Units	Class A Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—	—
Granted at fair value	3,546,719	—	$6.77
Exercised	—	—	—
Expired	—	—	—
Forfeited	(18,000)	—	$6.67
Exchange	(3,528,719)	3,528,719	$6.77

Outstanding at end of year	—	3,528,719	$6.77

Exercisable at end of year	—	185,271	$6.67

The range of exercise prices of the outstanding exercisable options are as follows at December 31, 2005:

Weighted Average Exercise Price	Number of Exercisable Shares	Number of Outstanding Shares	Weighted Average Remaining Life in Years
$ 6.67	185,271	3,491,219	9.19
$16.00	—	37,500	9.95

The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 0% volatility (because the options were granted by EMS LP as a private company), risk free rates ranging from 3.53% to 3.88%, 0% dividend yield and terms of 4 and 5 years. The weighted average fair value of options granted during the eleven months ended December 31, 2005 was $1.40.

The Company recorded a charge totaling $1.8 million associated with partnership units sold and certain options to purchase equity issued to employees and officers of the Company. This non-cash expense was recorded as a component of compensation and benefits on the accompanying statement of operations for the eleven months ended December 31, 2005.

11. Equity

On December 21, 2005, the Company effected a reorganization and issued 8.1 million shares of class A common stock in an initial public offering. Pursuant to the reorganization, EMS LP, the former top-tier holding company of AMR and EmCare, became the consolidated subsidiary of EMSC, a newly formed corporation. To effect the reorganization, the holders of the capital stock of the sole general partner of EMS LP contributed that capital stock to the Company in exchange for class B common stock; the general partner was merged into the Company and the Company became the sole general partner of EMS LP. Concurrently, the holders of class B units of EMS LP contributed their units to the Company in exchange for shares of the Company’s class A common stock, and the holders of certain class A units of EMS LP contributed their units to the Company in exchange for shares of the Company’s class B common stock.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

The Company’s equity consisted of the following at December 31, 2005:

	Authorized	Issued and Outstanding
Class A common stock, $0.01 par value	100,000,000	9,247,200
Class B common stock, $0.01 par value	40,000,000	142,545
Class B special voting stock, $0.01 par value	1	1
Preferred stock, $0.01 par value	20,000,000	—
LP exchangeable units, $0.01 par value	Not applicable	32,107,500

Class A and Class B Common Stock and Class B Special Voting Stock

General

The Company’s class A common stock and class B common stock is identical in all respects, except with respect to voting and except that each share of class B common stock is convertible into one share of class A common stock at the option of the holder. The class B common stock will be converted automatically into class A common stock upon a transfer thereof to any person other than certain currently affiliated persons and their affiliates. The class A and class B common stock are referred to as “common stock”.

Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose. Upon the Company’s liquidation, dissolution or winding up, the holders of the class A and class B common stock are entitled to receive pro rata the Company’s assets available for distribution, after payment of all liabilities and subject to the rights of any outstanding preferred stock and of the holders of the LP exchangeable units to receive distributions of assets equivalent to, on a per share/per unit basis, the distributions to the holders of the class A and class B common stock.

The Company’s one share of class B special voting stock is not entitled to any rights or privileges except for the voting rights described below, and except that it is entitled to a distribution equal to its $0.01 par value upon the Company’s liquidation, dissolution or winding up.

The class B units of EMS LP had no voting rights and transfer of the units was restricted. Prior to a qualified public offering, if the employment of a holder of class B units was terminated because of death, disability or by the Company without cause, the holder had the right to either retain his class B units, or to “put” his class B units to the Company and require the Company to purchase his class B units. The Company had the right to “call” the class B units and require the holder to sell his/her class B units to the Company. The Company’s “call” right was also exercisable upon a holder’s termination for cause. At June 30, 2005 and September 30, 2005, the Company recorded the repurchase price associated with the put right of $1.8 million and $1.2 million, respectively (see note 16 “Net Income per Share”). These put and call rights expired upon the completion of the Company’s public offering in the fourth quarter of 2005.

Voting Rights

Generally, on all matters on which the holders of common stock are entitled to vote, the holders of the class A common stock, the class B common stock and the class B special voting stock vote together as a single class. On all matters with respect to which the holders of our common stock are entitled to vote, each outstanding share of class A common stock is entitled to one vote, each outstanding share of class B common stock is entitled to ten votes and the one share of class B special voting stock is entitled to a number of votes equal to the number of

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

votes that could be cast if all of the then outstanding LP exchangeable units were exchanged for class B common stock. If the Minimum Hold Condition is no longer satisfied, the number of votes per share of class B common stock will be reduced automatically to one vote per share. The Minimum Hold Condition is satisfied so long as the aggregate of the numbers of outstanding shares of class B common stock and LP exchangeable units is at least 10% of the total number of shares of common stock and LP exchangeable units outstanding.

In addition, holders of class A common stock, on the one hand, and the class B common stock and class B special voting stock, on the other, are entitled to vote as a separate class on approval of (i) any alteration, repeal or amendment of our certificate of incorporation which would adversely affect the powers, preferences or rights of the holders of class A common stock or the class B common stock and class B special voting stock, as the case may be, and (ii) any merger or consolidation of the Company with any other entity if, as a result, (x) shares of class A common stock would be converted into or exchanged for, or receive, any consideration that differs from that applicable to the shares of class B common stock as a result of such merger or consolidation, other than a difference limited to preserving the relative voting power of the holders of the class A common stock, the class B common stock and the class B special voting stock or (y) in the case of the class B common stock and class B special voting stock only, the class B special voting stock would not remain outstanding.

In respect of any matter as to which the holders of the class A common stock are entitled to a class vote, holders have one vote per share, and the affirmative vote of the holders of a majority of the shares of class A common stock outstanding is required for approval. In respect of any matter as to which the holders of the class B common stock and class B special voting stock are entitled to a class vote, holders of class B common stock have one vote per share and the holder of the class B special voting stock will have one vote for each LP exchangeable unit outstanding, and the affirmative vote of the holders of a majority of the votes entitled to be cast is required for approval.

LP Exchangeable Units

The LP exchangeable units are issued by EMS LP. Each LP exchangeable unit is exchangeable at any time into one share of class B common stock at the option of the holder and is substantially equivalent economically to a share of class B common stock. The holders of the LP exchangeable units have the right to receive distributions, on a per unit basis, in amounts (or property in the case of non-cash dividends), which are the same as, or economically equivalent to, and which are payable at the same time as, dividends declared on the class B common stock (or dividends that would be required to be declared if class B common stock were outstanding). These holders also have the right to vote, through the trustee holder of the class B special voting stock, at all stockholder meetings at which holders of the class B common stock or class B special voting stock are entitled to vote, and the right to participate on a pro rata basis with the class B common stock in the distribution of assets of the Company, upon specified events relating to the voluntary or involuntary liquidation, dissolution, winding up or other distribution of the assets, through the mandatory exchange of LP exchangeable units for shares of class B common stock.

Preferred Stock

Our board of directors may, without further action by our stockholders, from time to time, direct the issuance of up to 20 million shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

12. Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $31.1 million, $12.4 million, $27.9 million, $7.2 million and $23.2 million for the eleven months ended December 31, 2005, for the five months ended January 31, 2005, for the year ended August 31, 2004, for the three months ended August 31, 2003 and for the nine months ended May 31, 2003, respectively.

In addition, the Company leases certain vehicles under capital leases. Assets under capital lease are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

Future commitments under non-cancelable capital and operating leases for vehicle, premises, equipment and other recurring commitments are as follows (the balances below include fair value adjustments as described in note 2):

	Capital Leases	Operating Leases & Other
Year ending December 31,
2006	$3,078	$27,403
2007	—	19,576
2008	—	15,360
2009	—	11,326
2010	—	9,170
Thereafter	—	31,694

	3,078	$114,529

Less imputed interest	(25)

Total capital lease obligations	3,053
Less current portion	(3,053)

Long-term capital lease obligations	$—

In addition, we have other commitments consisting of dispatch and responder fees totaling $5,570, $3,422, $991, $971, $971 and $971 and Onex management fees of $1,000, $1,000, $1,000, $1,000, $166 and $0 for the years ending December 31, 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the investigations described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. During the first quarter of fiscal 2004, we were advised by the U.S. Department of Justice that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR to hospitals and nursing homes in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government has alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We currently are negotiating a settlement with the government regarding these allegations. Such a settlement may require us to make a substantial payment and enter into a Corporate Integrity Agreement. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw share responsibility for any settlement or damages arising with respect to these matters; we are responsible for 50% of the first $10 million of damages and 10% of any damages in excess of $10 million and up to and including $50 million. Based upon our discussions with the government and our own analysis, we believe we have adequately accrued for potential losses. However, the government has indicated that, in the absence of a settlement, it will pursue further civil action in this matter. There can be no assurance that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against AMR in other jurisdictions or for different time frames.

From August 1998 until August 2000, American Medical Response West (“AMR West”), a subsidiary of AMR, received six subpoenas duces tecum from the United States Attorney’s Office. These subpoenas related to billing matters for emergency transports during the periods January 1, 1995 to December 31, 1999. Pursuant to a settlement agreement with the United States Attorney’s Office, AMR West paid $3.5 million in 2004 and entered into a five-year agreement with the Department of Health and Human Services covering various administrative processes and procedures. AMR reserved for these matters in periods prior to the statements of operations presented herein.

In June 1999, the DOJ began an investigation of the billing processes of Regional Emergency Services L.P., or RES, a subsidiary of AMR, and one of RES’ hospital clients. The DOJ alleged violations by the companies of the False Claims Act based on the absence of certificates of medical necessity and other non-compliant billing practices from October 1992 to May 2002. Pursuant to a settlement agreement to resolve these allegations, including settlement of claims in Texas described below, in April 2004 AMR paid $5.0 million of a total $20.0 million settlement amount, with the balance paid by the hospital. AMR reserved for these matters in periods prior to the statements of operations presented herein.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to RES contracts in Texas, Georgia and Colorado for the period from January 1993 through May 2002. The Texas claims were resolved pursuant to the settlement agreement described above. The government investigations in Georgia and Colorado are continuing; it is not currently possible to estimate the financial exposure, if any, to the Company.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

On July 12, 2005, we received a letter and draft Audit Report from the OIG requesting our response to its draft findings that our Massachusetts subsidiary received $1.9 million in overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The draft findings state that some of these services did not meet Medicare medical necessity and reimbursement requirements. We disagree with the OIG’s finding and have responded to the draft Audit Report. If we are unsuccessful in challenging the OIG’s draft findings, and in any administrative appeals to which we may be entitled following the release of a final Audit Report, we may be required to make a substantial repayment.

On December 14, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at a higher level than contractually permitted. At this time, AMR does not believe that any incorrect billings are material in amount.

Letters of Credit

At December 31, 2005 and January 31, 2005, AMR had $27.3 million and $23.3 million, respectively, in outstanding letters of credit. At January 31, 2005, Laidlaw also had outstanding letters of credit on behalf of AMR totaling $1.0 million.

Other Legal Matters

EmCare is currently a defendant in two collective action lawsuits brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The plaintiffs are seeking to recover overtime pay for the hours they worked in excess of 40 in a workweek and reclassification as non-exempt employees. In addition to these two lawsuits, certain of the plaintiffs brought a related action under California state law. We have settled the California state law claims for $1.5 million.

AMR and the City of Stockton, California are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The parties were unable to agree on the final terms of a joint bid. AMR has been awarded the San Joaquin contract. While the Company is unable at this time to estimate the amount of potential damages, it believes that Stockton may claim as damages a portion of the Company’s profit on the contract or the profit Stockton might have realized had the joint venture proceeded.

13. Transactions with Laidlaw

Allocation of Costs from Laidlaw

Laidlaw charged AMR and EmCare for the estimated cost of certain functions that were managed by Laidlaw and could reasonably be attributed directly to the operations of the Predecessor. The charges to the Predecessor were based on Laidlaw management’s estimate of such services specifically used by the Predecessor. Where determinations based on specific usage alone were impracticable, other methods and criteria were used that Laidlaw management believed were reasonable. Such allocations were not intended to represent the costs that would be or would have been incurred if the Predecessor were an independent business.

The amount of Laidlaw’s combined equity and the Laidlaw payable included in the balance sheet represents a net balance as a result of various transactions between the Predecessor and Laidlaw. The net balance was

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

primarily the result of the Predecessor’s participation in Laidlaw’s central cash management program, wherein all the subsidiaries’ cash receipts were remitted to Laidlaw and all cash disbursements were funded by Laidlaw. Other transactions include certain direct obligations administered by Laidlaw, as well as the Predecessor’s share of the current portion of the Laidlaw consolidated federal and state income tax liability and various other administrative expenses allocated by Laidlaw. As a result, obligations for these matters are not reflected on the accompanying balance sheet. Self-insurance obligations and related deposits administered by Laidlaw are reflected on the accompanying balance sheet.

Laidlaw charges or cost allocations included in the accompanying statements of operations include the following:

	Predecessor			Pre Fresh-Start Predecessor Nine Months Ended May 31, 2003
	Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
Allocated insurance expense (income)	$—	$(4,505)	$11,522	$3,058
Direct insurance expense	17,069	40,554	—	—
Laidlaw fees and compensation charges	19,857	15,449	1,350	4,050
Reorganization costs	—	—	—	3,650
Interest	$4,480	$6,225	$403	$3,081

Included in insurance expense are allocations of charges and credits made to AMR related to the operating costs and investment activities of Laidlaw’s captive insurance company. These allocations also include changes in actuarial estimates of insurance reserves for fiscal year 2001 and prior years’ claims estimates. For fiscal year 2003, AMR obtained insurance coverage from outside parties, rather than through Laidlaw. In fiscal 2004, AMR returned to the Laidlaw insurance program for workers compensation, auto and general liability. In February 2005, AMR obtained insurance coverage from outside parties. EmCare’s participation in the Laidlaw insurance program was limited to directors’ and officers’ and general liability insurance which was allocated as a component of Laidlaw fees and compensation charges.

Management costs were calculated using a formula based upon the Predecessor’s share of Laidlaw’s consolidated revenue and represent Laidlaw’s general and administrative costs incurred for the benefit of the Predecessor. Laidlaw fees and compensation charges include $4.1 million and $15.3 million of charges related to incentive plans for management of the Predecessor for the year ended August 31, 2004 and for the five months ended January 31, 2005, respectively.

During the nine months ended May 31, 2003, Laidlaw charged the Pre Fresh-Start Predecessor additional costs incurred by Laidlaw as a result of its reorganization of $3.7 million.

Interest expense has been recorded by the Predecessor based on an average intercompany balance and applicable interest rates (prime + 2%). During the nine months ended May 31, 2003, Laidlaw, as a result of its bankruptcy, suspended interest on purchase acquisition debt pushed down to AMR.

On March 1, 2004, AMR declared a $200 million dividend payable to Laidlaw. The dividend has been recorded as an increase in the Laidlaw payable account and as a decrease to Laidlaw investment on the balance sheet. There were no specific repayment terms related to the Laidlaw payable account which is included as a component of equity on the accompanying balance sheets and statements of changes in equity.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

At January 31, 2005, Laidlaw maintained deposits of $16.4 million for collateral on behalf of AMR supporting performance bonds held by a related party; at December 31, 2005, Laidlaw no longer maintained these performance bonds. AMR’s interest in the collateral is included in other long-term assets. As described in note 15 “Insurance”, Laidlaw also maintains insurance-related deposits on behalf of AMR.

14. Related Parties

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, its principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the eleven months ended December 31, 2005, $917 has been expensed and included as a component of general and administrative expenses on the accompanying statement of operations.

15. Insurance

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (medical malpractice) programs for EmCare. In those instances where the Company has obtained third-party insurance coverage, either directly through an independent outside party or through participation in a Laidlaw-administered program, the Company normally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2005.

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, that arose after June 1, 2003 are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. General liability claims that arose after June 1, 2003 are not discounted. The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets.

December 31, 2005	Accrued Liabilities	Other Long-term Liabilities	Total Liabilities
Automobile	$4,930	$11,677	$16,607
Workers compensation	11,569	35,216	46,785
General/ Professional liability	41,880	97,248	139,128

	$58,379	$144,141	$202,520

January 31, 2005 (Predecessor)
Automobile	$4,054	$10,558	$14,612
Workers compensation	11,554	34,636	46,190
General/ Professional liability	25,675	97,905	123,580

	$41,283	$143,099	$184,382

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Certain insurance programs also require the Company to maintain deposits with third-party insurers, with trustees or with Laidlaw to cover future claims costs. These deposits are included in the balance sheets in the categories set forth in the table below. Investments supporting insurance programs are comprised principally of government securities and investment grade securities and are presented as restricted assets in the balance sheets. These investments are designated as available-for-sale and reported at fair value. Investment income/loss earned on these investments is reported as a component of insurance expense in the statements of operations. The following table summarizes these deposits and restricted investments:

	Consolidated December 31, 2005	Predecessor Combined January 31, 2005
Restricted cash and cash equivalents	$12,017	$9,846
Restricted marketable securities	1,657	2,473
Short-term deposits (included in other current assets)	9,998	8,044
Short-term deposits with Laidlaw (included in other current assets)	6,583	11,541
Restricted long-term investments	67,973	41,810
Long-term deposits (included in other long-term assets)	36,777	20,006
Long-term deposits with Laidlaw (included in other long-term assets)	27,157	29,413

Total insurance deposits	$162,162	$123,133

Provisions for insurance expense included in the statements of operations includes annual provisions determined in consultation with Company actuaries, premiums paid to third-party insurers net of retrospective policy adjustments, interest accretion and earnings/loss on investments. Fiscal 2004 expense was reduced by a $3.8 million experience refund received during the year.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

16. Net Income Per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below for the eleven months ended December 31, 2005 (dollars in thousands except for per share amounts):

December 31, 2005
Basic earnings per common share computation
Numerator:
Net income	$20,067
Accretion of put right (see note 11)	(1,213)

Net income available to stockholders	18,854

Denominator:
Basic average shares outstanding

Common stock and LP exchangeable units	33,621,542

Basic earnings per common share	$0.56

Diluted earnings per share computation
Numerator:
Net income	$20,067
Accretion of put right	(1,213)

Net income available to stockholders	18,854

Denominator:
Basic average shares outstanding	33,621,542
Incremental shares from assumed exercise of stock options	660,634
Diluted average common shares outstanding	34,282,176

Diluted earnings per common share	$0.55

We have excluded 37,500 potential common shares from the calculation of diluted earnings per share because they are antidilutive.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

17. Supplemental Cash Flow Information

	December 31, 2005	Predecessor — Combined			Pre Fresh-Start Predecessor Combined Nine Months Ended May 31, 2003
		Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
Finance and investing activities not requiring the use of cash:
Dividend to Laidlaw	$—	$—	$200,000	$—	$—
Leasehold improvement allowance	3,100	—	—	—	—
Reduction of deferred tax asset valuation allowance through:
Reduction of ambulance service contracts and other intangibles	—	—	124,977	—	—
Reduction of associated deferred tax asset	—	—	(27,606)	—	—
Laidlaw equity	$—	$—	$10,406	$—	$—

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

18. Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and emergency management services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The emergency management services reportable segment provides outsourced business services to hospitals primarily for emergency departments, urgent care centers and for certain inpatient departments. The Chief Executive Officer has been identified as the chief operating decision maker (CODM) for purposes of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, as he assesses the performance of the business units and decides how to allocate resources to the business units. Pre-tax income from continuing operations before interest, taxes and depreciation and amortization (“Segment EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see note 2).

	Consolidated Eleven Months Ended December 31, 2005	Predecessor — Combined			Pre Fresh-Start Predecessor Restated Combined Nine Months Ended May 31, 2003
		Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
Healthcare Transportation Services
Revenue	$1,059,725	$455,059	$1,054,800	$255,807	$751,344
Segment EBITDA	93,404	33,859	85,557	7,941	48,026
Total identifiable assets	807,874	645,441	628,635	605,268	638,495
Capital expenditures	$44,992	$12,054	$38,573	$17,581	$30,888
Emergency Management Services
Revenue	$595,760	$241,120	$549,798	$128,654	$351,991
Segment EBITDA	44,096	5,639	37,156	7,217	18,248
Total identifiable assets	443,435	338,069	320,964	309,478	303,136
Capital expenditures	$2,465	$1,991	$4,214	$498	$3,880
Segment Totals
Total revenue	$1,655,485	$696,179	$1,604,598	$384,461	$1,103,335
Total EBITDA	137,500	39,498	122,713	15,158	66,274
Total identifiable assets	1,251,309	983,510	949,599	914,746	941,631
Total capital expenditures	$47,457	$14,045	$42,787	$18,079	$34,768

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

The reconciliation of EBITDA to consolidated net income (loss) for each year, in thousands, is as follows:

	Consolidated Eleven Months Ended December 31, 2005	Predecessor — Combined			Pre Fresh-Start Predecessor Combined Nine Months Ended May 31, 2003
		Five Months Ended January 31, 2005	Year Ended August 31, 2004	Three Months Ended August 31, 2003
Consolidated EBITDA	$137,500	$39,498	$122,713	$15,158	$66,274
Depreciation and amortization expense	(54,143)	(18,808)	(52,739)	(12,560)	(32,144)
Interest expense	(47,813)	(5,644)	(9,961)	(908)	(4,691)
Realized gain (loss) on investments	(164)	—	(1,140)	90	—
Interest and other income	1,040	714	240	22	304
Loss on early debt extinguishment	(2,040)	—	—	—	—
Fresh-start accounting adjustments	—	—	—	—	46,416
Income tax expense	(14,372)	(6,278)	(21,764)	(8,633)	(829)
Equity in earnings of unconsolidated subsidiary	59	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(223,721)

Net income (loss)	$20,067	$9,482	$37,349	$(6,831)	$(148,391)

A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows:

December 31, 2005
Segment total identifiable assets	$1,251,309
Corporate cash	13,786
Other corporate assets	1,933

Total identifiable assets	$1,267,028

Other corporate assets principally consist of property, plant and equipment, and other assets.

Eleven months ended December 31, 2005
Segment total capital expenditures	$47,457
Corporate capital expenditures	1,476

Total capital expenditures	$48,933

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

19. Quarterly financial information (unaudited)

Selected unaudited quarterly financial data for the eleven months ended December 31, 2005 and 2004 are as follows (dollars in millions except per share amounts):

2005	1st Qtr. (1)	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Revenue	$286.4	$445.0	$456.2	$467.9	$1,655.5
Operating income	16.3	23.4	19.3	24.4	83.4
Net income	5.0	6.0	3.0	6.1	20.1
Basic earnings per share	0.15	0.13	0.11	0.17	0.56
Diluted earnings per share	$0.15	$0.13	$0.11	$0.17	$0.55

2004	1st Qtr. (1)	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Revenue	$263.8	$400.0	$413.9	$412.5	$1,490.2
Operating income	11.2	14.2	24.6	22.6	72.6
Net income	$7.2	$6.1	$11.2	$12.3	$36.8

(1)	First quarter 2005 represents the two months beginning on the effective date of the purchase of AMR and EmCare by EMS LP and ending March 31, 2005. The first quarter 2004 includes only the two-month period ending March 31, 2004 for comparative purposes.

The 2004 period does not include basic or earnings per share amounts as Laidlaw was the sole stockholder of both AMR and EmCare. First and second quarters 2004 include adjustments from previously reported information to operating income as a result of allocating a reduction of insurance expense through the fiscal period.

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

20. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances	Valuation Allowance for Deferred Tax Assets	Total
Balance at August 31, 2002 (Pre Fresh-Start Predecessor)	$249,900	$412,809	$662,709	$310,694	$973,403
Additions	795,809	428,578	1,224,387	3,200	1,227,587
Reductions	(786,770)	(377,363)	(1,164,133)	(157,942)	(1,322,075)

Balance at May 31, 2003 (Pre Fresh-Start Predecessor)	$258,939	$464,024	$722,963	$155,952	$878,915

Fresh-start balance at June 1, 2003 — Predecessor	$258,939	$464,024	$722,963	$155,952	$878,915
Additions	289,329	161,100	450,429	—	450,429
Reductions	(289,500)	(137,533)	(427,033)	—	(427,033)

Balance at August 31, 2003 — Predecessor	258,768	487,591	746,359	155,952	902,311
Additions	1,361,708	666,116	2,027,824	—	2,027,824
Reductions	(1,349,005)	(542,429)	(1,891,434)	(155,952)	(2,047,386)

Balance at August 31, 2004 — Predecessor	271,471	611,278	882,749	—	882,749
Additions	632,959	312,310	945,269	—	945,269
Reductions	(589,567)	(242,284)	(831,851)	—	(831,851)

Balance at January 31, 2005 Predecessor	$314,863	$681,304	$996,167	$—	$996,167

Balance at February 1, 2005	$314,863	$681,304	$996,167	$—	$996,167
Additions	1,752,254	684,614	2,436,868	—	2,436,868
Reductions	(1,596,915)	(1,029,144)	(2,626,059)	—	(2,626,059)

Balance at December 31, 2005	$470,202	$336,774	$806,976	$—	$806,976

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

21. Prior Period Results (unaudited)

We have included below the Predecessor unaudited combined statement of operations for the five months ended January 31, 2004 and the Predecessor unaudited combined statement of cash flows for the five months ended January 31, 2004 for comparative purposes only to the audited statements included herein.

Five Months Ended January 31, 2004
Combined Statement of Operations
Net revenue	$667,506

Compensation and benefits	461,923
Operating expenses	90,828
Insurance expense	36,664
Selling, general and administrative expenses	22,016
Laidlaw fees and compensation charges	6,436
Depreciation and amortization expense	22,079

Income from operations	27,560
Interest expense	(4,137)

Interest and other (loss) income	1,403

Income before income taxes	24,826
Income tax expense	(9,800)

Net income	$15,026

Combined Statement of Cash Flows

Cash Flows from Operating Activities
Net income	$15,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,079
Loss on disposal of property, plant and equipment	309
Deferred income taxes	9,320
Changes in operating assets/liabilities:
Trade and other accounts receivable	(33,822)
Other current assets	4,889
Accounts payable and accrued liabilities	827

Net cash provided by operating activities	18,628

Cash Flows from Investing Activities
Purchase of property, plant and equipment	(14,224)
Proceeds from sale of property, plant and equipment	84
Purchase of restricted cash and investments	(9,585)
Proceeds from sale of restricted investments	14,758
Net change in deposits and other assets	(1,914)

Net cash used in investing activities	(10,881)

Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	(3,784)
Decrease in bank overdrafts	(3,216)
Payments made to Laidlaw	(2,215)
Increase in other non-current liabilities	1,683

Net cash used in financing activities	(7,532)

Increase in cash and cash equivalents	215
Cash and cash equivalents, beginning of period	10,641

Cash and cash equivalents, end of period	$10,856

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

22. Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare, described in note 1 “General — Basis of Presentation”, in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under the Senior Facility. Its wholly-owned subsidiaries, AMR HoldCo, Inc. and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the Senior Facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the Senior Facility include a full, unconditional and joint and several guarantee by all of EMSC, EMS LP and EMSC’s domestic subsidiaries. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and Senior Facility are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating and combining financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Consolidating Balance Sheet

As of December 31, 2005

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$18,001	$47	$—	$18,048
Restricted cash and cash equivalents	—	—	—	—	—	12,017	—	12,017
Restricted marketable securities	—	—	—	—	—	1,657	—	1,657
Trade and other accounts receivable, net	—	—	—	—	408,675	2,529	(20)	411,184
Parts and supplies inventory	—	—	—	—	18,449	—	—	18,449
Other current assets	—	—	—	—	31,149	302	(946)	30,505
Current deferred tax assets	—	—	—	—	20,441	2,995	—	23,436

Current assets	—	—	—	—	496,715	19,547	(966)	515,296

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	138,037	—	—	138,037
Intercompany receivable	1,973	113,400	296,207	199,529	14,863	—	(625,972)	—
Intangible assets, net	—	—	—	—	78,183	—	—	78,183
Non-current deferred tax assets	—	—	—	—	119,538	(1,130)	—	118,408
Restricted long-term investments	—	—	—	—	—	67,973	—	67,973
Goodwill	—	—	—	—	250,710	458	—	251,168
Other long-term assets	65	—	10,443	4,420	83,035	—	—	97,963
Investment and advances in subsidiaries	345,354	231,954	200,868	31,072	6,246	—	(815,494)	—

Assets	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$56,290	$—	$—	$56,290
Accrued liabilities	2,408	—	6,857	5,478	162,456	37,282	—	214,481
Current portion of long-term debt	—	—	2,415	1,085	3,164	—	—	6,664

Current liabilities	2,408	—	9,272	6,563	221,910	37,282	—	277,435
Long-term debt	—	—	297,378	197,372	770	—	—	495,520
Other long-term liabilities	—	—	—	—	106,735	43,320	(966)	149,089
Intercompany	—	—	—	—	625,972	—	(625,972)	—

Liabilities	2,408	—	306,650	203,935	955,387	80,602	(626,938)	922,044

Class A common stock	92	—	—	—	—	30	(30)	92
Class B common stock	1	—	—	—	—	—	—	1
Additional paid-in capital	112,937	—	—	—	—	6,690	(6,690)	112,937
Partnership equity	212,361	325,761	190,073	22,288	212,361	—	(750,483)	212,361
Retained earnings	20,067	20,067	10,795	9,272	20,053	—	(60,187)	20,067
Comprehensive income (loss)	(474)	(474)	—	(474)	(474)	(474)	1,896	(474)

Equity	344,984	345,354	200,868	31,086	231,940	6,246	(815,494)	344,984

Liabilities and Equity	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Combining Balance Sheet

As of January 31, 2005

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$4,778	$9,853	$—	$14,631
Restricted cash and cash equivalents	—	—	—	—	9,846	—	9,846
Restricted marketable securities	—	—	—	—	2,473	—	2,473
Trade and other accounts receivable, net	—	—	—	359,945	43,339	(33,517)	369,767
Parts and supplies inventory	—	—	—	18,499	—	—	18,499
Other current assets	—	—	—	81,818	6,097	(47,780)	40,135
Current deferred tax assets	—	—	—	62,433	2,659	—	65,092

Current assets	—	—	—	527,473	74,267	(81,297)	520,443

Non-current assets:
Property, plant, and equipment, net	—	—	—	128,766	—	—	128,766
Intangible assets, net	—	—	—	16,075	—	—	16,075
Non-current deferred tax assets	—	—	—	203,391	(922)	—	202,469
Restricted long-term investments	—	—	—	—	41,810	—	41,810
Goodwill	—	—	—	—	—	—	—
Other long-term assets	—	—	—	73,947	—	—	73,947
Investment and advances in subsidiaries	—	—	—	6,404	—	(6,404)	—

Assets	$—	$—	$—	$956,056	$115,155	$(87,701)	$983,510

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$82,167	$5,186	$(31,535)	$55,818
Accrued liabilities	—	—	—	147,291	24,354	—	171,645
Current portion of long-term debt	—	—	—	5,846	—	—	5,846

Current liabilities	—	—	—	235,304	29,540	(31,535)	233,309
Long-term debt	—	—	—	5,651	—	—	5,651
Other long-term liabilities	—	—	—	116,824	79,211	(49,762)	146,273

Liabilities	—	—	—	357,779	108,751	(81,297)	385,233

Laidlaw payable	—	—	—	202,042	—	—	202,042
Laidlaw investment	—	—	—	356,550	—	—	356,550
Common stock	—	—	—	—	30	(30)	—
Additional paid-in capital	—	—	—	—	5,054	(5,054)	—
Retained earnings	—	—	—	40,000	1,635	(1,635)	40,000
Comprehensive income (loss)	—	—	—	(315)	(315)	315	(315)

Equity	—	—	—	598,277	6,404	(6,404)	598,277

Liabilities and Equity	$—	$—	$—	$956,056	$115,155	$(87,701)	$983,510

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Consolidating Statement of Operations

For the eleven months ended December 31, 2005

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,655,485	$34,539	$(34,539)	$1,655,485

Compensation and benefits	—	—	—	—	1,146,055	—	—	1,146,055
Operating expenses	—	—	—	—	233,087	—	—	233,087
Insurance expense	—	—	—	—	82,964	34,375	(34,539)	82,800
Selling, general and administrative expenses	—	—	—	—	54,262	—	—	54,262
Depreciation and amortization expense	—	—	—	—	54,143	—	—	54,143
Restructuring charge	—	—	—	—	1,781	—	—	1,781

Income from operations	—	—	—	—	83,193	164	—	83,357
Interest expense	—	—	—	—	(47,813)	—	—	(47,813)
Realized loss on investments	—	—	—	—	—	(164)	—	(164)
Interest and other income	—	—	—	14	1,026	—	—	1,040
Loss on early debt extinguishment	—	—	—	—	(2,040)	—	—	(2,040)

Income before income taxes	—	—	—	14	34,366	—	—	34,380
Income tax expense	—	—	—	—	(14,372)	—	—	(14,372)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	14	19,994	—	—	20,008
Equity in earnings of unconsolidated subsidiary	20,067	20,067	10,795	9,258	59	—	(60,187)	59

Net income	$20,067	$20,067	$10,795	$9,272	$20,053	$—	$(60,187)	$20,067

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Combining Statement of Operations

For the five months ended January 31, 2005

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$696,179	$15,913	$(15,913)	$696,179

Compensation and benefits	—	—	—	481,305	—	—	481,305
Operating expenses	—	—	—	94,882	—	—	94,882
Insurance expense	—	—	—	39,002	15,913	(15,913)	39,002
Selling, general and administrative expenses	—	—	—	21,635	—	—	21,635
Laidlaw fees and compensation charges	—	—	—	19,857	—	—	19,857
Depreciation and amortization expense	—	—	—	18,808	—	—	18,808

Income from operations	—	—	—	20,690	—	—	20,690
Interest expense	—	—	—	(5,644)	—	—	(5,644)
Interest and other income	—	—	—	714	—	—	714

Income before income taxes	—	—	—	15,760	—	—	15,760
Income tax expense	—	—	—	(6,278)	—	—	(6,278)

Net income	$—	$—	$—	$9,482	$—	$—	$9,482

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Combining Statement of Operations

For the year ended August 31, 2004

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$1,604,598	$29,803	$(29,803)	$1,604,598

Compensation and benefits	—	—	—	1,117,890	—	—	1,117,890
Operating expenses	—	—	—	218,277	—	—	218,277
Insurance expense	—	—	—	81,395	28,663	(29,803)	80,255
Selling, general and administrative expenses	—	—	—	47,899	—	—	47,899
Laidlaw fees and compensation charges	—	—	—	15,449	—	—	15,449
Depreciation and amortization expense	—	—	—	52,739	—		52,739
Restructuring charges	—	—	—	2,115	—	—	2,115

Income from operations	—	—	—	68,834	1,140	—	69,974
Interest expense	—	—	—	(9,961)	—	—	(9,961)
Realized loss on investments	—	—	—	—	(1,140)	—	(1,140)
Interest and other income	—	—	—	240	—	—	240

Income before income taxes	—	—	—	59,113	—	—	59,113
Income tax expense	—	—	—	(23,399)	1,635	—	(21,764)

Income before equity in earnings of unconsolidated subsidiary	—	—	—	35,714	1,635	—	37,349
Equity in earnings of unconsolidated subsidiary	—			1,635	—	(1,635)	—

Net income	$—	$—	$—	$37,349	$1,635	$(1,635)	$37,349

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Combining Statement of Operations

For the three months ended August 31, 2003

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$384,461	$9,807	$(9,807)	$384,461

Compensation and benefits	—	—	—	264,604	—	—	264,604
Operating expenses	—	—	—	55,212	—	—	55,212
Insurance expense	—	—	—	36,239	8,239	(9,807)	34,671
Selling, general and administrative expenses	—	—	—	12,017	—	—	12,017
Laidlaw fees and compensation charges	—	—	—	1,350	—	—	1,350
Depreciation and amortization expense	—	—	—	12,560	—		12,560
Restructuring charges	—	—	—	1,449	—	—	1,449

Income from operations	—	—	—	1,030	1,568	—	2,598
Interest expense	—	—	—	(908)	—	—	(908)
Realized gain on investments	—	—	—	—	90	—	90
Interest and other income	—	—	—	22	—	—	22

Income before income taxes	—	—	—	144	1,658	—	1,802
Income tax expense	—	—	—	(8,053)	(580)	—	(8,633)

(Loss) income before equity in earnings of subsidiary	—	—	—	(7,909)	1,078	—	(6,831)
Equity in earnings of subsidiary	—	—	—	1,078	—	(1,078)	—

Net income	$—	$—	$—	$(6,831)	$1,078	$(1,078)	$(6,831)

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Pre Fresh-Start Predecessor

Combining Statement of Operations

For the nine months ended May 31, 2003

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$1,103,335	$16,640	$(16,640)	$1,103,335

Compensation and benefits	—	—	—	757,183	—	—	757,183
Operating expenses	—	—	—	163,447	—	—	163,447
Insurance expense	—	—	—	69,576	16,640	(16,640)	69,576
Selling, general and administrative expenses	—	—	—	37,867	—	—	37,867
Laidlaw fees and compensation charges	—	—	—	4,050	—	—	4,050
Depreciation and amortization expense	—	—	—	32,144	—		32,144
Restructuring charges				1,288	—	—	1,288
Laidlaw reorganization costs	—	—	—	3,650	—	—	3,650

Income from operations	—	—	—	34,130	—	—	34,130
Interest expense	—	—	—	(4,691)	—	—	(4,691)
Interest and other income	—	—	—	304	—	—	304
Fresh-start accounting adjustments	—	—	—	46,416	—	—	46,416

Income before income taxes and cumulative effect of a change in accounting principle	—	—	—	76,159	—	—	76,159
Income tax expense	—	—	—	(829)	—	—	(829)

Income before cumulative effect of a change in accounting principle	—	—	—	75,330	—	—	75,330
Cumulative effect of a change in accounting principle	—	—	—	(223,721)	—	—	(223,721)

Net income	$—	$—	$—	$(148,391)	$—	$—	$(148,391)

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Condensed Consolidating Statement of Cash Flows

For the eleven months ended December 31, 2005

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$14	$91,599	$18,350	$109,963

Cash Flows from Investing Activities
EMS purchase of AMR and EmCare	—	(828,775)	—	—	—	—	(828,775)
Purchase of property, plant and equipment	—	—	—	—	(48,933)	—	(48,933)
Proceeds from sale of property, plant and equipment	—	—	—	—	708	—	708
Purchase of restricted cash and investments	—	—	—	—	—	(64,128)	(64,128)
Proceeds from sale and maturity of restricted investments	—	—	—	—	—	35,972	35,972
Net change in deposits and other assets	—	—	—	—	(4,473)	—	(4,473)

Net cash used in investing activities	—	(828,775)	—	—	(52,698)	(28,156)	(909,629)

Cash Flows from Financing Activities
Borrowings under new senior secured credit facility	—	—	241,500	108,500	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	172,500	77,500	—	—	250,000
Borrowings under new revolving credit facility	—	—	17,388	7,812	—	—	25,200
Debt issue costs	—		(12,648)	(5,682)			(18,330)
EMS LP issuance of partnership equity	—	222,655	—	—	—	—	222,655
EMS LP partnership equity issuance costs	—	(1,919)					(1,919)
EMSC issuance of class A common stock	113,400	—	—	—	—	—	113,400
EMSC equity issuance costs	(9,329)	—	—	—	—	—	(9,329)
Repayments of capital lease obligations and other debt	—	—	(87,596)	(39,354)	(5,395)	—	(132,345)
Repayments of revolving credit facility	—	—			—	—	—
Net investment and advances (distributions)	(104,071)	608,039	(331,144)	(148,790)	(24,034)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	3,751	—	3,751
Increase (decrease) in other non-current liabilities	—	—	—	—	—	—	—

Net cash provided by (used in) financing activities	—	828,775	—	(14)	(25,678)	—	803,083

Increase in cash and cash equivalents	—	—	—	—	13,223	(9,806)	3,417
Cash and cash equivalents, beginning of period	—	—	—	—	4,778	9,853	14,631

Cash and cash equivalents, end of period	$—	$—	$—	$—	$18,001	$47	$18,048

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Condensed Combining Statement of Cash Flows

For the five months ended January 31, 2005

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$10,856	$5,110	$15,966

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	(14,045)	—	(14,045)
Purchase of business	—	—	—	(1,200)	—	(1,200)
Proceeds from sale of business	—	—	—	1,300	—	1,300
Proceeds from sale of property, plant and equipment	—	—	—	175	—	175
Purchase of restricted cash and investments	—	—	—	—	(31,257)	(31,257)
Proceeds from sale and maturity of restricted investments	—	—	—	—	35,960	35,960
Other investing activities	—	—	—	(79)	—	(79)
Increase in Laidlaw insurance deposits	—	—	—	(12,521)	—	(12,521)

Net cash (used in) provided by investing activities	—	—	—	(26,370)	4,703	(21,667)

Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	—	—	—	(3,992)	—	(3,992)
Advances from Laidlaw	—	—	—	8,982	—	8,982
Increase in bank overdrafts	—	—	—	5,866	—	5,866

Net cash provided by financing activities	—	—	—	10,856	—	10,856

Change in cash and cash equivalents	—	—	—	(4,658)	9,813	5,155
Cash and cash equivalents, beginning of period	—	—	—	9,436	40	9,476

Cash and cash equivalents, end of period	$—	$—	$—	$4,778	$9,853	$14,631

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Condensed Combining Statement of Cash Flows

For the year ended August 31, 2004

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$109,708	$17,971	$127,679

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	(42,787)	—	(42,787)
Proceeds from sale of property, plant and equipment	—	—	—	858	—	858
Purchase of restricted cash and investments	—	—	—	—	(64,357)	(64,357)
Proceeds from sale and maturity of restricted investments	—	—	—	—	46,389	46,389
Other investing activities	—	—	—	6,814	—	6,814
Increase in Laidlaw insurance deposits	—	—	—	(28,433)	—	(28,433)

Net cash used in investing activities	—	—	—	(63,548)	(17,968)	(81,516)

Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	—	—	—	(8,709)	—	(8,709)
Payments to Laidlaw	—	—	—	(31,133)	—	(31,133)
Decrease in bank overdrafts	—	—	—	(4,544)	—	(4,544)
Decrease in other non-current liabilities	—	—	—	(2,942)	—	(2,942)

Net cash used in financing activities	—	—	—	(47,328)	—	(47,328)

Change in cash and cash equivalents	—	—	—	(1,168)	3	(1,165)
Cash and cash equivalents, beginning of period	—	—	—	10,604	37	10,641

Cash and cash equivalents, end of period	$—	$—	$—	$9,436	$40	$9,476

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Predecessor

Condensed Combining Statement of Cash Flows

For the three months ended August 31, 2003

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$31,268	$(1,259)	$30,009

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	(18,079)	—	(18,079)
Proceeds from sale of property, plant and equipment	—	—	—	341	—	341
Purchase of restricted cash and investments	—	—	—	—	(11,287)	(11,287)
Proceeds from sale and maturity of restricted investments	—	—	—	—	12,530	12,530
Other investing activities	—	—	—	1,359	—	1,359

Net cash (used in) provided by investing activities	—	—	—	(16,379)	1,243	(15,136)

Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	—	—	—	(1,851)	—	(1,851)
Payments to Laidlaw	—	—	—	(55,609)	—	(55,609)
Increase in bank overdrafts	—	—	—	8,675	—	8,675
Increase in other non-current liabilities	—	—	—	1,563	—	1,563

Net cash used in financing activities	—	—	—	(47,222)	—	(47,222)

Change in cash and cash equivalents	—	—	—	(32,333)	(16)	(32,349)
Cash and cash equivalents, beginning of period	—	—	—	42,937	53	42,990

Cash and cash equivalents, end of period	$—	$—	$—	$10,604	$37	$10,641

Emergency Medical Services Corporation

Notes to Financial Statements — (Continued)

(dollars in thousands)

Pre Fresh-Start Predecessor

Condensed Combining Statement of Cash Flows

For the nine months ended May 31, 2003

	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-guarantor	Eliminations	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$34,398	$24,371	$—	$58,769

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	(34,768)	—	—	(34,768)
Proceeds from sale of property, plant and equipment	—	—	—	624	—	—	624
Capital contribution	—	—	—	(2,721)	—	2,721	—
Purchase of restricted cash and investments	—	—	—	(2,400)	(63,866)	—	(66,266)
Proceeds from sale and maturity of restricted investments	—	—	—	—	36,748	—	36,748
Other investing activities	—	—	—	(35,173)	—	—	(35,173)

Net cash used in investing activities	—	—	—	(74,438)	(27,118)	2,721	(98,835)

Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	—	—	—	(6,338)	—	—	(6,338)
Payments to Laidlaw	—	—	—	(3,141)	—	—	(3,141)
Capital contribution	—	—	—	—	2,721	(2,721)
Decrease in bank overdrafts	—	—	—	(815)	—	—	(815)
Increase in other non-current liabilities	—	—	—	2,234	—	—	2,234

Net cash (used in) provided by financing activities	—	—	—	(8,060)	2,721	(2,721)	(8,060)

Change in cash and cash equivalents	—	—	—	(48,100)	(26)	—	(48,126)
Cash and cash equivalents, beginning of period	—	—	—	91,037	79	—	91,116

Cash and cash equivalents, end of period	$—	$—	$—	$42,937	$53	$—	$42,990