Form 10-Q
period 2006-03-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2006-05-11
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file numbers:

001-32701

333-127115

EMERGENCY MEDICAL SERVICES CORPORATION

EMERGENCY MEDICAL SERVICES L.P.

(Exact name of Registrants as Specified in their Charters)

Delaware	20-3738384 20-2076535
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

6200 S. Syracuse Way, Suite 200 Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

Shares of class A common stock outstanding at May 2, 2006 – 9,247,200; shares of class B common stock outstanding at May 2, 2006 – 142,545; LP exchangeable units outstanding at May 2, 2006 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2006

I TEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share data)

	Consolidated three months ended March 31, 2006	Consolidated two months ended March 31, 2005	Predecessor combined one month ended January 31, 2005
Net revenue	$469,124	$286,389	$143,069

Compensation and benefits	326,047	195,690	103,191
Operating expenses	66,454	39,170	18,469
Insurance expense	22,907	16,907	7,768
Selling, general and administrative expenses	14,839	8,679	4,283
Laidlaw compensation charges	—	—	14,440
Depreciation and amortization expense	15,844	8,896	3,894

Income (loss) from operations	23,033	17,047	(8,976)
Interest expense	(11,292)	(9,824)	(1,169)
Realized (loss) gain on investments	(219)	(39)	13
Interest and other income (expense)	352	13	(4)

Income (loss) before income taxes and equity in earnings of unconsolidated subsidiary	11,874	7,197	(10,136)
Income tax (expense) benefit	(4,628)	(2,662)	4,060

Income (loss) before equity in earnings of unconsolidated subsidiary	7,246	4,535	(6,076)
Equity in earnings of unconsolidated subsidiary	15	—	—

Net income (loss)	7,261	4,535	(6,076)
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(570)	(318)	321

Comprehensive income (loss)	$6,691	$4,217	$(5,755)

Basic net income per common share	$0.17	$0.14
Diluted net income per common share	$0.17	$0.14
Average common shares outstanding, basic	41,497,230	33,020,229
Average common shares outstanding, diluted	42,397,898	33,166,789

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,841	$18,048
Insurance collateral	42,534	29,766
Trade and other accounts receivable, net	391,206	411,184
Parts and supplies inventory	18,526	18,449
Prepaids and other current assets	25,025	14,413
Current deferred tax assets	16,639	23,436

Total current assets	532,771	515,296

Property, plant and equipment, net	139,781	138,037
Intangible assets, net	75,003	78,183
Deferred tax assets	120,961	118,408
Insurance collateral, less current portion	124,690	131,907
Goodwill	251,168	251,168
Other long-term assets	33,777	34,029

Total assets	$1,278,151	$1,267,028

Liabilities and Equity
Current liabilities:
Accounts payable	$59,560	$56,290
Accrued liabilities	215,597	214,481
Current portion of long-term debt	5,318	6,664

Total current liabilities	280,475	277,435
Long-term debt	494,880	495,520
Other long-term liabilities	150,821	149,089

Total liabilities	926,176	922,044

Equity
Preferred stock ($0.01 par value; 20,000,000 authorized, none issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 authorized, 9,248,325 issued and outstanding)	92	92
Class B common stock ($0.01 par value; 40,000,000 authorized, 142,545 issued and outstanding)	1	1
Class B special voting stock ($0.01 par value; 1 authorized, 1 issued and outstanding)	—	—
LP exchangeable units (32,107,500 issued and outstanding)	212,361	212,361
Additional paid-in capital	113,237	112,937
Retained earnings	27,328	20,067
Accumulated other comprehensive loss	(1,044)	(474)

Total equity	351,975	344,984

Total liabilities and equity	$1,278,151	$1,267,028

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Cash Flows

(unaudited)

(in thousands)

	Consolidated three months ended March 31, 2006	Consolidated two months ended March 31, 2005	Predecessor combined one month ended January 31, 2005
Cash Flows from Operating Activities
Net income (loss)	$7,261	$4,535	$(6,076)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	16,387	9,456	3,876
Gain on disposal of property, plant and equipment	(47)	(274)	(25)
Stock compensation expense	300	300	—
Equity in earnings of unconsolidated subsidiary	(15)	—	—
Non-cash Laidlaw compensation charge	—	—	14,440
Deferred income taxes	4,244	203	(4,060)
Changes in operating assets/liabilities:
Trade and other accounts receivable	19,978	16,177	(20,771)
Parts and supplies inventory	(77)	—	—
Prepaids and other current assets	(10,612)	(2,439)	(6,194)
Accounts payable and accrued liabilities	(8,102)	14,308	12,358
Insurance accruals	7,459	4,459	1,772

Net cash provided by (used in) operating activities	36,776	46,725	(4,680)

Cash Flows from Investing Activities
EMS LP purchase of AMR and EmCare	—	(828,775)	—
Purchase of property, plant and equipment	(13,010)	(10,516)	(3,914)
Proceeds from sale of property, plant and equipment	110	278	24
Insurance collateral	(5,632)	(6,771)	12,534
Other investing activities	(757)	(1,351)	(1,828)

Net cash (used in) provided by investing activities	(19,289)	(847,135)	6,816

Cash Flows from Financing Activities
Borrowings under senior secured credit facility	—	350,000	—
Proceeds from issuance of senior subordinated notes	—	250,000	—
Borrowings under revolving credit facility	—	20,200	—
Debt issue costs	—	(18,391)	—
EMS LP issuance of partnership equity	—	220,605	—
EMS LP partnership equity issuance costs	—	(1,727)	—
Payment of EMSC equity issuance costs	(822)	—	—
Repayments of capital lease obligations and other debt	(1,986)	(6,445)	(2,021)
Increase (decrease) in bank overdrafts	6,114	(2,729)	1,942
Advances from Laidlaw	—	—	8,656
(Decrease) increase in other non-current liabilities	—	(1,391)	55

Net cash provided by financing activities	3,306	810,122	8,632

Change in cash and cash equivalents	20,793	9,712	10,768
Cash and cash equivalents, beginning of period	18,048	14,631	3,863

Cash and cash equivalents, end of period	$38,841	$24,343	$14,631

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

1.	General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International Inc. (“Laidlaw”) on February 10, 2005, with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering. For comparative purposes, the Company has included the consolidated results of operations and cash flows for the two months ended March 31, 2005, subsequent to the effective date of the acquisition, and the combination of AMR and EmCare financial information for the one month ended January 31, 2005, prior to the effective date of the acquisition (“Predecessor”). The comparability of these periods has been affected by a number of factors, including the acquisition of AMR and EmCare, and by the initial public offering of EMSC in December 2005. Laidlaw fees allocated to the Predecessor companies for the one month ended January 31, 2005 have been included as a component of selling, general and administrative expenses and amount to $1,083. Costs incurred to replace the services previously performed by Laidlaw are included in the current period statement of operations.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the three months ended March 31, 2006 and the two months ended March 31, 2005, the Company expensed $0.25 million and $0.17 million, respectively, in respect of this fee.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EMSC, including AMR and EmCare and their respective subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Insurance

Insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Investment income/loss earned on these investments is reported as a component of insurance expense in the statements of operations.

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (malpractice) programs for EmCare. In those instances where the Company has obtained third-party insurance coverage, the Company generally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through the balance sheet date.

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs.

Trade and Other Accounts Receivable, net

The Company determines its allowances based on payor reimbursement schedules, historical write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue are as follows:

	Consolidated three months ended March 31, 2006	Consolidated two months ended March 31, 2005	Predecessor combined one month ended January 31, 2005
Gross revenue	100%	100%	100%
Provision for contractual discounts	43%	41%	40%
Provision for uncompensated care	18%	19%	19%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

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

Equity Structure

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

The Company holds 22.7% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

3.	Accrued Liabilities

Accrued liabilities were as follows at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Accrued wages and benefits	$60,256	$61,646
Accrued paid time-off	22,871	21,673
Current portion of self-insurance reserves	65,764	58,379
Accrued restructuring	1,591	1,732
Current portion of compliance and legal	14,253	14,244
Accrued billing and collection fees	4,409	4,176
Accrued profit sharing	11,061	10,260
Accrued interest	5,769	12,335
Other	29,623	30,036

Total accrued liabilities	$215,597	$214,481

4.	Long-Term Debt

Long-term debt consisted of the following at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (6.8% at March 31, 2006)	247,625	248,250
Notes due at various dates from 2006 to 2022 with interest rates from 6% to 10%	837	856
Capital lease obligations due at various dates from 2006 to 2007 (note 5)	1,736	3,078

	500,198	502,184
Less current portion	(5,318)	(6,664)

Total long-term debt	$494,880	$495,520

5.	Commitments and Contingencies

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

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

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

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing homes and hospitals) in certain circumstances. We have attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, we were advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government has alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We currently are negotiating a settlement with the government regarding these allegations. Such a settlement may require us to make a substantial payment and enter into a Corporate Integrity Agreement. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw share responsibility for any settlement or damages arising with respect to these matters; we are responsible for 50% of the first $10 million of damages and 10% of any damages in excess of $10 million and up to and including $50 million. Based upon our discussions with the government and our own analysis, we believe we have adequately accrued for potential losses. However, the government has indicated that, in the absence of a settlement, it will pursue further civil action in this matter. There can be no assurance that this matter will be fully resolved by settlement or that other investigations or legal action related to these matters will not be pursued against AMR in other jurisdictions or for different time frames.

On May 9, 2002, AMR received a subpoena duces tecum from the Office of Inspector General for the United States Department of Health and Human Services. The subpoena required AMR to produce a broad range of documents relating to Regional Emergency Services L.P., or RES, contracts in Texas, Georgia and Colorado for the period from January 1993 through May 2002. The Texas claims have been resolved. The government investigations in Georgia and Colorado may be continuing; it is not currently possible to estimate the financial exposure, if any, to the Company.

On July 12, 2005, we received a letter and draft Audit Report from the Office of Inspector General for the United States Department of Health and Human Services, or OIG, requesting our response to its draft findings that our Massachusetts subsidiary received $1.9 million in overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The draft findings state that some of these services did not meet Medicare medical necessity and reimbursement requirements. We disagree with the OIG’s finding and have responded to the draft Audit Report. If we are unsuccessful in challenging the OIG’s draft findings, and in any administrative appeals to which we may be entitled following the release of a final Audit Report, we may be required to make a substantial repayment, which could include fines and penalties.

On December 14, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. At this time, AMR does not believe that any incorrect billings are material in amount.

Other Legal Matters

EmCare is currently a defendant in a collective action lawsuit brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The plaintiffs are seeking to recover overtime pay for the hours they worked in excess of 40 in a workweek and reclassification as non-exempt employees. Management believes the outcome of this lawsuit will not have a material adverse effect on the Company.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

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

6.	Equity Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method. Prior to January 1, 2006, the Company recorded the expense of stock option awards over the period in which the options vest consistent with the provisions of SFAS No. 123 Accounting for Stock Based Compensation. The stock options are valued using the Black-Scholes valuation method on the date of grant.

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of 4 years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $300 for the three months ended March 31, 2006 and for the two months ended March 31, 2005. The Company did not grant any options during the three months ended March 31, 2006 and no options had been exercised as of March 31, 2006.

7.	Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and emergency management services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The emergency management services reportable segment provides outsourced business services to hospitals primarily for emergency departments, urgent care centers and for certain inpatient departments. The Chief Executive Officer has been identified as the chief operating decision maker (CODM) for purposes of SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131), as he assesses the performance of the business units and decides how to allocate resources to the business units. Pre-tax income from continuing operations before interest, taxes and depreciation and amortization (“EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. The accounting policies for reported segments are the same as for the Company as a whole (see note 2).

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

	Consolidated three months ended March 31, 2006	Consolidated two months ended March 31, 2005	Predecessor combined one month ended January 31, 2005
Healthcare Transportation Services
Revenue	$295,312	$185,110	$93,788
Segment EBITDA	23,159	19,806	1,074
Emergency Management Services
Revenue	173,812	101,279	49,281
Segment EBITDA	15,718	6,137	(6,156)
Total
Total revenue	469,124	286,389	143,069
Total EBITDA	38,877	25,943	(5,082)
Total capital expenditures	13,010	10,516	3,914
Reconciliation of EBITDA to Net Income (loss)
EBITDA	$38,877	$25,943	$(5,082)
Depreciation and amortization expense	(15,844)	(8,896)	(3,894)
Interest expense	(11,292)	(9,824)	(1,169)
Realized gain (loss) gain on investments	(219)	(39)	13
Interest and other income	352	13	(4)
Income tax expense	(4,628)	(2,662)	4,060
Equity in earnings of unconsolidated subsidiary	15	—	—

Net income (loss)	$7,261	$4,535	$(6,076)

8.	Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under its senior secured credit facility. Its wholly-owned subsidiaries, EMSC Management, Inc. (f/k/a AMR HoldCo, Inc.) and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the senior secured credit facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of EMSC Management, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the senior secured credit facility include a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC’s domestic subsidiaries. The senior subordinated notes and senior secured credit facility do not include a guarantee by the Company’s captive insurance subsidiary. All of the operating income and cash flow of EMSC, EMS LP, EMSC Management, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and senior secured credit facility described above are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, EMSC Management, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating and combining financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Statement of Operations

For the three months ended March 31, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$469,124	$9,865	$(9,865)	$469,124

Compensation and benefits	—	—	—	—	326,047	—	—	326,047
Operating expenses	—	—	—	—	66,454	—	—	66,454
Insurance expense	—	—	—	—	23,126	9,646	(9,865)	22,907
Selling, general and administrative expenses	—	—	—	—	14,839	—	—	14,839
Depreciation and amortization expense	—	—	—	—	15,844	—	—	15,844

Income from operations	—	—	—	—	22,814	219	—	23,033
Interest expense	—	—	—	—	(11,292)	—	—	(11,292)
Realized loss on investments	—	—	—	—	—	(219)	—	(219)
Interest and other income	—	—	—	—	352	—	—	352

Income before income taxes	—	—	—	—	11,874	—	—	11,874
Income tax expense	—	—	—	—	(4,628)	—	—	(4,628)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	7,246	—	—	7,246
Equity in earnings of unconsolidated subsidiaries	7,261	7,261	2,129	5,132	15	—	(21,783)	15

Net income	$7,261	$7,261	$2,129	$5,132	$7,261	$—	$(21,783)	$7,261

Consolidating Statement of Operations

For the two months ended March 31, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$286,389	$7,310	$(7,310)	$286,389

Compensation and benefits	—	—	—	—	195,690	—	—	195,690
Operating expenses	—	—	—	—	39,170	—	—	39,170
Insurance expense	—	—	—	—	16,946	7,271	(7,310)	16,907
Selling, general and administrative expenses	—	—	—	—	8,679	—	—	8,679
Depreciation and amortization expense	—	—	—	—	8,896	—	—	8,896

Income from operations	—	—	—	—	17,008	39	—	17,047
Interest expense	—	—	—	—	(9,824)	—	—	(9,824)
Realized loss on investments	—	—	—	—	—	(39)	—	(39)
Interest and other income	—	—	—	13	—	—	—	13

Income before income taxes	—	—	—	13	7,184	—	—	7,197
Income tax expense	—	—	—	—	(2,662)	—	—	(2,662)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	13	4,522	—	—	4,535
Equity in earnings of unconsolidated subsidiaries	—	4,535	3,498	1,024	—	—	(9,057)	—

Net income	$—	$4,535	$3,498	$1,037	$4,522	$—	$(9,057)	$4,535

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Balance Sheet

As of March 31, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$38,389	$452	$—	$38,841
Insurance collateral	—	—	—	—	22,817	50,781	(31,064)	42,534
Trade and other accounts receivable, net	—	—	—	—	388,405	2,801	—	391,206
Parts and supplies inventory	—	—	—	—	18,526	—	—	18,526
Other current assets	—	—	—	—	28,458	4,776	(8,209)	25,025
Current deferred tax assets	—	—	—	—	13,643	2,996	—	16,639

Current assets	—	—	—	—	510,238	61,806	(39,273)	532,771

Property, plant, and equipment, net	—	—	—	—	139,781	—	—	139,781
Intercompany receivable	1,516	113,400	292,855	196,158	14,396	—	(618,325)	—
Intangible assets, net	—	—	—	—	75,003	—	—	75,003
Deferred tax assets	—	—	—	—	122,091	(1,130)	—	120,961
Insurance collateral, less current portion	—	—	—	—	62,484	62,206	—	124,690
Goodwill	—	—	—	—	250,710	458	—	251,168
Other long-term assets	—	—	9,935	4,459	19,383	—	—	33,777
Investment and advances in subsidiaries	352,045	238,645	202,977	35,654	5,676	—	(834,997)	—

Assets	$353,561	$352,045	$505,767	$236,271	$1,199,762	$123,340	$(1,492,595)	$1,278,151

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$59,560	$—	$—	$59,560
Accrued liabilities	1,586	—	3,429	2,340	169,873	38,369	—	215,597
Current portion of long-term debt	—	—	2,415	1,085	1,818	—	—	5,318

Current liabilities	1,586	—	5,844	3,425	231,251	38,369	—	280,475
Long-term debt	—	—	296,946	197,178	756	—	—	494,880
Other long-term liabilities	—	—	—	—	110,799	79,295	(39,273)	150,821
Intercompany	—	—	—	—	618,325	—	(618,325)	—

Liabilities	1,586	—	302,790	200,603	961,131	117,664	(657,598)	926,176

Class A common stock	92	—	—	—	—	30	(30)	92
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	190,073	22,288	212,361	—	(750,483)	212,361
Additional paid-in capital	113,237	—	—	—	—	6,690	(6,690)	113,237
Retained earnings	27,328	27,328	12,904	14,424	27,314	—	(81,970)	27,328
Comprehensive income (loss)	(1,044)	(1,044)	—	(1,044)	(1,044)	(1,044)	4,176	(1,044)

Equity	351,975	352,045	202,977	35,668	238,631	5,676	(834,997)	351,975

Liabilities and Equity	$353,561	$352,045	$505,767	$236,271	$1,199,762	$123,340	$(1,492,595)	$1,278,151

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Consolidating Balance Sheet

As of December 31, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non- Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$18,001	$47	$—	$18,048
Insurance collateral	—	—	—	—	16,092	13,674	—	29,766
Trade and other accounts receivable, net	—	—	—	—	408,675	2,529	(20)	411,184
Parts and supplies inventory	—	—	—	—	18,449	—	—	18,449
Other current assets	—	—	—	—	15,057	302	(946)	14,413
Current deferred tax assets	—	—	—	—	20,441	2,995	—	23,436

Current assets	—	—	—	—	496,715	19,547	(966)	515,296

Property, plant, and equipment, net	—	—	—	—	138,037	—	—	138,037
Intercompany receivable	1,973	113,400	296,207	199,529	14,863	—	(625,972)	—
Intangible assets, net	—	—	—	—	78,183	—	—	78,183
Deferred tax assets	—	—	—	—	119,538	(1,130)	—	118,408
Insurance collateral, less current portion	—	—	—	—	63,934	67,973	—	131,907
Goodwill	—	—	—	—	250,710	458	—	251,168
Other long-term assets	65	—	10,443	4,420	19,101	—	—	34,029
Investment and advances in subsidiaries	345,354	231,954	200,868	31,072	6,246	—	(815,494)	—

Assets	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$56,290	$—	$—	$56,290
Accrued liabilities	2,408	—	6,857	5,478	162,456	37,282	—	214,481
Current portion of long-term debt	—	—	2,415	1,085	3,164	—	—	6,664

Current liabilities	2,408	—	9,272	6,563	221,910	37,282	—	277,435
Long-term debt	—	—	297,378	197,372	770	—	—	495,520
Other long-term liabilities	—	—	—	—	106,735	43,320	(966)	149,089
Intercompany	—	—	—	—	625,972	—	(625,972)	—

Liabilities	2,408	—	306,650	203,935	955,387	80,602	(626,938)	922,044

Class A common stock	92	—	—	—	—	30	(30)	92
Class B common stock	1	—	—	—	—		—	1
Partnership equity	212,361	325,761	190,073	22,288	212,361	—	(750,483)	212,361
Additional paid-in capital	112,937	—	—	—	—	6,690	(6,690)	112,937
Retained earnings	20,067	20,067	10,795	9,272	20,053	—	(60,187)	20,067
Comprehensive income (loss)	(474)	(474)	—	(474)	(474)	(474)	1,896	(474)

Equity	344,984	345,354	200,868	31,086	231,940	6,246	(815,494)	344,984

Liabilities and Equity	$347,392	$345,354	$507,518	$235,021	$1,187,327	$86,848	$(1,442,432)	$1,267,028

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2006

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non- guarantors	Total
Cash Flows from Operating Activities

Net cash provided by operating activities	$—	$—	$—	$—	$36,095	$681	$36,776

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(13,010)	—	(13,010)
Proceeds from sale of property, plant and equipment	—	—	—	—	110	—	110
Insurance collateral	—	—	—	—	(5,356)	(276)	(5,632)
Net change in deposits and other assets	—	—	—	—	(757)	—	(757)

Net cash used in investing activities	—	—	—	—	(19,013)	(276)	(19,289)

Cash Flows from Financing Activities
EMSC equity issuance costs	(822)	—	—	—	—	—	(822)
Repayments of capital lease obligations and other debt	—	—	—	—	(1,986)	—	(1,986)
Net intercompany borrowings (payments)	822	—	—	—	(822)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	6,114	—	6,114

Net cash provided by (used in) financing activities	—	—	—	—	3,306	—	3,306

Increase in cash and cash equivalents	—	—	—	—	20,388	405	20,793
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048

Cash and cash equivalents, end of period	$—	$—	$—	$—	$38,389	$452	$38,841

Condensed Consolidating Statement of Cash Flows

For the two months ended March 31, 2005

	EMSC	EMS LP	Issuer EMSC Management, Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non- guarantors	Total
Cash Flows from Operating Activities

Net cash provided by operating activities	$—	$—	$—	$13	$35,172	$11,540	$46,725

Cash Flows from Investing Activities
EMS purchase of AMR and EmCare	—	(828,775)	—	—	—	—	(828,775)
Purchase of property, plant and equipment	—	—	—	—	(10,516)	—	(10,516)
Proceeds from sale of property, plant and equipment	—	—	—	—	278	—	278
Insurance collateral	—	—	—	—	4,715	(11,486)	(6,771)
Net change in deposits and other assets	—	—	—	—	(1,351)	—	(1,351)

Net cash used in investing activities	—	(828,775)	—	—	(6,874)	(11,486)	(847,135)

Cash Flows from Financing Activities
Borrowings under new senior secured credit facility	—	—	241,500	108,500	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	172,500	77,500	—	—	250,000
Borrowings under new revolving credit facility	—	—	13,938	6,262	—	—	20,200
Issuance of partnership equity	—	220,605	—	—	—	—	220,605
EMS LP partnership equity issuance costs	—	(1,727)	—	—	—	—	(1,727)
Debt issue costs	—	(1,737)	(11,491)	(5,163)	—	—	(18,391)
Repayments of capital lease obligations and other debt	—	—	—	—	(6,445)	—	(6,445)
Net intercompany borrowings (payments)	—	611,634	(416,447)	(187,052)	(8,135)	—	—
(Decrease) in bank overdrafts	—	—	—	—	(2,729)	—	(2,729)
(Decrease) in other non-current liabilities	—	—	—	—	(1,391)	—	(1,391)

Net cash provided by (used in) financing activities	—	828,775	—	47	(18,700)	—	810,122

Increase in cash and cash equivalents	—	—	—	60	9,598	54	9,712
Cash and cash equivalents, beginning of period	—	—	—	—	14,631	—	14,631

Cash and cash equivalents, end of period	$—	$—	$—	$60	$24,229	$54	$24,343

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry, both as it exists now and as it may change in the future; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to generate cash flow to service our debt obligations and fund the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; and the loss of existing contracts and the accuracy of our assessment of costs under new contracts.

All references to “we”, “our”, “us” or “EMSC” refer to Emergency Medical Services Corporation and its subsidiaries, including Emergency Medical Services L.P. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc., or AMR, and EmCare Holdings Inc, or EmCare.

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 21, 2006.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of ambulance transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States.

On February 10, 2005, an investor group led by Onex Partners LP and Onex Corporation, and including members of management, purchased AMR and EmCare from Laidlaw International, Inc.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the three months ended March 31, 2006, approximately 58% of AMR’s net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 33% of AMR’s net revenue for the same period, with the balance generated from the provision of training, dispatch centers and other services to communities and public safety agencies.

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

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 91% of AMR’s net revenue for the three months ended March 31, 2006 was transport revenue derived from the treatment and transportation of patients based on billings to third party payors and healthcare facilities. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (1) the timing, location and severity of annually recurring viruses, (2) severe weather that affects a region’s health status and/or infrastructure and (3) community-specific demographic changes.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include unit hours and cost per unit hour (to measure compensation-related costs and the efficiency of our ambulance deployment), operating costs per transport, and accident and insurance claims.

We have focused our risk mitigation efforts on employee training for proper patient handling techniques, development of clinical and medical equipment protocols, driving safety, implementation of technology to reduce auto incidents and other risk mitigation processes which we believe has resulted in a reduction in the frequency, severity and development of claims. We continue to see positive trends in our claims costs but cannot provide assurance that these trends will continue.

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

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2006, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 76% was generated from billings to third party payors for patient visits and approximately 24% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

The change from period to period in the number of patient visits under our “same facility” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses and (2) severe weather that affects a region’s health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include provider compensation per patient visits and professional liability costs.

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a continued reduction in the frequency, severity and development of claims. We continue to see positive trends in our claims costs but cannot provide assurance that these trends will continue.

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

Factors Affecting Operating Results

Re-Capitalization Activities

On December 21, 2005, Emergency Medical Services Corporation completed its initial public offering of 8,100,000 shares of class A common stock; trading of those shares commenced on the New York Stock Exchange on December 16, 2005. We used a significant portion of the net proceeds of $101.9 million from this initial public offering to repay $99.1 million of debt outstanding under our senior secured credit facility and we used the balance for working capital, capital expenditures and other general corporate purposes. This reduction to the outstanding balance of long-term debt in December 2005 will result in a corresponding decrease in our current and future interest costs.

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal (“RFP”), and, in any fiscal period, certain of our contracts will expire. From time to time, we may elect not to seek extension or renewal of a contract, or may reduce certain services, if we determine that we cannot continue to provide such services on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms. For example, in the case of our 9-1-1 contract with Los Angeles County, we recently were informed that we will lose a substantial portion of our 9-1-1 business under that contract.

Inflation and Fuel Costs

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

AMR’s recent operating expenses have been adversely affected by increasing fuel costs. Fuel costs represented approximately 12.1% of AMR’s operating expenses of $58.6 million in the three months ended March 31, 2006, an increase of 11.6% for the same period in 2005. Further increases in fuel costs without mitigation through fee and subsidy increases would continue to adversely affect AMR’s operating results.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following tables present a comparison of financial data, from our unaudited consolidated statements of operations for the three months ended March 31, 2006, and from our unaudited consolidated (two months ended March 31, 2005) and our unaudited combined (one month ended January 31, 2005 – Predecessor) statements of operations for the three months ended March 31, 2005, for EMSC and our two operating segments. The three months ended March 31, 2005 represents the combination of the financial information for AMR and EmCare for the one month ended January 31, 2005, prior to the effective date of the acquisition of AMR and EmCare, and the two months ended March 31, 2005. The comparability of these periods has been affected by a number of factors including the acquisition of AMR and EmCare by Emergency Medical Services L.P., or EMS LP, in February 2005 and by the initial public offering of EMSC in December 2005. Generally the results of operations of our segments are comparable except for certain capital costs such as interest and amortization and Laidlaw acquisition-related compensation charges.

Non-GAAP Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

EBITDA is defined as operating income plus depreciation and amortization expense. EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from EBITDA are significant components in understanding and assessing our financial performance. EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The table sets forth a reconciliation of EBITDA to income from operations and net income (loss).

Unaudited Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Three months ended March 31, 2006		Pro forma three months ended March 31, 2005
		% of net revenue		% of net revenue
Net revenue	$469,124	100.0%	$429,458	100.0%
Compensation and benefits	326,047	69.5%	298,881	69.6%
Operating expenses	66,454	14.2%	57,639	13.4%
Insurance expense	22,907	4.9%	24,675	5.7%
Selling, general and administrative expenses	14,839	3.2%	12,962	3.0%
Laidlaw compensation charges	—	0.0%	14,440	3.4%

EBITDA	38,877	8.3%	20,861	4.9%
Depreciation and amortization expense	15,844	3.4%	12,790	3.0%

Income from operations	23,033	4.9%	8,071	1.9%
Interest expense	(11,292)	-2.4%	(10,993)	-2.6%
Realized loss on investments	(219)	0.0%	(26)	0.0%
Interest and other income	352	0.1%	9	0.0%
Income tax (expense) benefit	(4,628)	-1.0%	1,398	0.3%
Equity in earnings of unconsolidated subsidiary	15	0.0%	—	0.0%

Net income (loss)	$7,261	1.5%	$(1,541)	-0.4%

AMR

	Three months ended March 31, 2006		Pro forma three months ended March 31, 2005
		% of net revenue		% of net revenue
Net revenue	$295,312	100.0%	$278,898	100.0%
Compensation and benefits	190,149	64.4%	178,396	64.0%
Operating expenses	58,639	19.9%	51,268	18.4%
Insurance expense	12,799	4.3%	13,583	4.9%
Selling, general and administrative expenses	10,566	3.6%	8,913	3.2%
Laidlaw compensation charges	—	0.0%	5,858	2.1%

EBITDA	23,159	7.8%	20,880	7.5%
Depreciation and amortization	12,610	4.3%	10,822	3.9%

Income from operations	$10,549	3.6%	$10,058	3.6%

EmCare

	Three months ended March 31, 2006		Pro forma three months ended March 31, 2005
		% of net revenue		% of net revenue
Net revenue	$173,812	100.0%	$150,560	100.0%
Compensation and benefits	135,898	78.2%	120,485	80.0%
Operating expenses	7,815	4.5%	6,371	4.2%
Insurance expense	10,108	5.8%	11,092	7.4%
Selling, general and administrative expenses	4,273	2.5%	4,049	2.7%
Laidlaw compensation charges	—	0.0%	8,582	5.7%

EBITDA	$15,718	9.0%	$(19)	0.0%
Depreciation and amortization	3,234	1.9%	1,968	1.3%

Income (loss) from operations	$12,484	7.2%	$(1,987)	-1.3%

Consolidated

Net revenue. For the three months ended March 31, 2006 we generated net revenue of $469.1 million, compared to net revenue of $429.5 million for the three months ended March 31, 2005, representing a 9.2% increase. The increase is attributable primarily to rate and volume increases on existing contracts and increased revenue from net new contracts.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2006 was $15.8 million, or 3.4% of net revenue, compared to $12.8 million, or 3.0% of net revenue, for the three months ended March 31, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense on the contract intangible assets we recorded in connection with the acquisition.

Income from operations. Income from operations was $23.0 million, or 4.9% of net revenue, for the three months ended March 31, 2006 compared to $8.1 million, or 1.9% of net revenue, for the same period in 2005. The increase is attributable primarily to the elimination of Laidlaw acquisition-related compensation charges and to the net impact of revenue growth during the quarter.

Interest expense. Interest expense for the three months ended March 31, 2006 was $11.3 million compared to $11.0 million for the same period in 2005. The increase relates to interest costs on the debt we incurred in connection with our acquisition of AMR and EmCare in February 2005, offset by the repayment of approximately $99.1 million of our senior secured credit facility in December 2005 following our initial public offering.

Income tax expense. Income tax expense increased by $6.0 million for the three months ended March 31, 2006, compared to the same period in 2005, resulting primarily from increased operating income. The one month ended January 31, 2005, included one-time acquisition-related Laidlaw compensation charges which resulted in an operating loss for the month and an associated income tax benefit.

AMR

Net revenue. Net revenue for the three months ended March 31, 2006 was $295.3 million, an increase of $16.4 million, or 5.9%, from $278.9 million for the three months ended March 31, 2005. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 4.8%. The increase in net revenue per weighted transport was the result of rate increases in several of our operating markets, offset in part by Medicare rate decreases under the Medicare Modernization Act. Ambulance transport volume grew 1.3% offset by planned reductions in wheelchair transports in certain markets of 10.4%, resulting in an increase of approximately 7,700 weighted transports compared with the same quarter last year.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2006 were $190.1 million, or 64.4% of net revenue, compared to $178.4 million, or 64.0% of net revenue, for the three months ended March 31, 2005. Total unit hours increased period over period by approximately 73,000, primarily due to the increase in ambulance transport volume and contractual deployment changes. In addition, ambulance crew wages per ambulance unit hour increased by approximately 5.1%, which increased compensation costs by $5.2 million. The ambulance crew wages per ambulance unit hour increase resulted principally from annual salary increases, increased overtime due to staffing shortages in certain markets and $0.7 million in one-time contractual payments. Benefits costs increased by $1.9 million for the three months ended March 31, 2006, but decreased slightly as a percentage of salaries compared to the same period last year.

Operating expenses. Operating expenses for the three months ended March 31, 2006 were $58.6 million, or 19.9% of net revenue, compared to $51.3 million, or 18.4% of net revenue, for the three months ended March 31, 2005. Operating expenses per weighted transport increased 13.2% in the three months ended March 31, 2006 compared to the same period in 2005. The change is due primarily to additional fuel and vehicle repair costs of approximately $2.0 million. In addition, external provider costs increased by approximately $2.0 million and were offset by additional revenue. Other operating costs, including medical supplies, occupancy, professional fees related to Sarbanes-Oxley and other Company initiatives, and other expenses, increased by approximately $3.3 million, or an increase of 0.5% as a percentage of net revenue.

Insurance expense. Insurance expense for the three months ended March 31, 2006 was $12.8 million, or 4.3% of net revenue, compared to $13.6 million, or 4.9% of net revenue, for the same period in 2005 due to continued improvement in ultimate claims costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended March 31, 2006 was $10.6 million, or 3.6% of net revenue, compared to $8.9 million, or 3.2% of net revenue, for the three months ended March 31, 2005. The 2005 period included one-time credits of $0.8 million. The remaining increase relates primarily to the Company’s implementation of strategic initiatives, offset in part by a reduction in management fees.

Laidlaw compensation charges. AMR did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. The three months ended March 31, 2005 includes $5.9 million, or 2.1% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2006, was $12.6 million, or 4.3% of net revenue, compared to $10.8 million, or 3.9% of net revenue, for the three months ended March 31, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense related to the contract intangible we recorded in connection with the acquisition and the composition and timing of capital expenditures.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2006 was $173.8 million, an increase of $23.2 million, or 15.4%, from $150.6 million for the three months ended March 31, 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following March 31, 2005, we added 20 net new contracts which accounted for a net revenue increase of $7.8 million for the three months ended March 31, 2006. Net revenue under our “same facility” contracts (contracts in existence for the entirety of both fiscal periods) increased $15.4 million in the three months ended March 31, 2006 due to a 4.3% increase in patient visits, and a 6.6% increase in net revenue per patient visit.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2006 were $135.9 million, or 78.2% of net revenue, compared to $120.5 million, or 80.0% of net revenue, for the three months ended March 31, 2005. Increases are primarily from same facility provider compensation and benefits, which increased $9.3 million as a result of increased patient volume and provider compensation adjustments related to higher net patient revenue, and a $3.5 million increase from net new contract additions.

Operating expenses. Operating expenses for the three months ended March 31, 2006 were $7.8 million, or 4.5% of net revenue, compared to $6.4 million, or 4.2% of net revenue, for the three months ended March 31, 2005. Operating expenses, as a percentage of net revenue, increased due to professional fees related to Sarbanes-Oxley and other Company initiatives.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2006 was $10.1 million, or 5.8% of net revenue, compared to $11.1 million, or 7.4% of net revenue, for the three months ended March 31, 2005. The decrease as a percentage of net revenue is due to continued improvement in ultimate claims costs.

Selling, general and administrative expenses. Selling, general and administrative expense for the three months ended March 31, 2006 was $4.3 million, or 2.5% of net revenue, compared to $4.0 million, or 2.7% of net revenue, for the three months ended March 31, 2005.

Laidlaw compensation charges. EmCare did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. The three months ended March 31, 2005 includes $8.6 million, or 5.7% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2006 was $3.2 million, or 1.9% of net revenue, compared to $2.0 million, or 1.3% of net revenue, for the three months ended March 31, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense from the contract intangible we recorded in connection with the acquisition, as well as depreciation expense related to EmCare’s participation in Company-wide shared services initiatives.

Liquidity and Capital Resources

Our primary source of liquidity is cash flows provided by our operating activities. We can also use our revolving senior secured credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits.

Cash flow provided by (used in):	Three months ended March 31, 2006	Three months ended March 31, 2005
Operating activities	$36,776	$42,045
Investing activities	(19,289)	(840,319)
Financing activities	$3,306	$818,754

Cash Flow

Operating activities. Operating cash flows for the three months ended March 31, 2006 were $36.8 million, compared to $42.0 million for the same three month period last year. Operating cash flows were affected by changes in accounts receivable, timing differences in payroll and interest payments. Changes in net working capital contributed $8.6 million for the three months ended March 31, 2006. This included a $20.0 million decrease in accounts receivable, compared to an increase of $4.6 million for the same period in 2005, offset by a reduction in accrued liabilities due to timing differences in our payroll-related disbursements of $17.1 million. Operating cash flows for the three months ended March 31, 2005 did not include a semi-annual interest payment of $12.5 million on our senior secured notes.

Investing activities. Net cash used in investing activities was $19.3 million for the three months ended March 31, 2006, compared to $840.3 million for the same period in 2005. The $821.0 million decrease is attributable principally to our net cash outflows of $828.8 million to purchase AMR and EmCare from Laidlaw in February 2005. Net cash used in investing activities during the first quarter ended March 31, 2006, relates primarily to capital expenditures for the purchase of new vehicles, medical equipment and technology-related assets, and the change in investments to fund insurance-related obligations.

Financing activities. For the three months ended March 31, 2006, net cash provided by financing activities was $3.3 million compared to net cash provided by financing activities of $818.8 million for the three months ended March 31, 2005. The $815.5 million decrease is attributable principally to borrowings under our senior secured credit facility of $370.2 million, our issuance of $250.0 million principal amount of our senior subordinated notes, and equity proceeds of $220.6 million in connection with our acquisition of AMR and EmCare in the 2005 period.

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding (which totaled $27.3 million at March 31, 2006). Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate related exposure.

As of March 31, 2006, we had $500.2 million of debt, of which $247.6 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. Over the past twelve months, prime and LIBOR interest rates have increased by approximately 2.00% and 1.92%, respectively. Changes to these interest rates may continue to occur. Increases and decreases in interest rates affect our interest costs for our variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.36 million per year based on our outstanding indebtedness at March 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Exchange Act) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2006

ITEM 1.	LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to the notes accompanying the consolidated financial statements included herein and to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2006.

ITEM 6.	EXHIBITS

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2006.

EMERGENCY MEDICAL SERVICES CORPORATION
(registrant)

By:	/s/ William A. Sanger
William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

By:	Emergency Medical Services Corporation, its General Partner

By:	/s/ William A. Sanger
William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed with this Report