Form 10-K
period 2006-12-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2007-03-08
CIK 1334544, 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark one:

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

As of December 31, 2006, 9,262,853 shares of the Company’s class A common stock, par value $0.01 per share, were outstanding. As of December 31, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the closing price for the registrant’s class A common stock on the New York Stock Exchange on such date was approximately $194.3 million (9,262,853 shares at a closing price per share of $20.98).

Shares of class A common stock outstanding at March 5, 2007—9,273,911; shares of class B common stock outstanding at March 5, 2007—142,545; LP exchangeable units outstanding at March 5, 2007—32,107,500.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2007 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2006 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2006

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

•       the loss of existing contracts and the accuracy of our assessment of costs under new contracts,

•       the high level of competition in our industry,

•       our ability to maintain or implement complex information systems,

•       our ability to implement our business strategy,

•       our ability to successfully integrate strategic acquisitions, and

•       our ability to comply with the terms of our settlement agreements with the government.

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

PART I.

ITEM 1.                BUSINESS

Company Overview

Emergency Medical Services Corporation (“EMSC”, “we”, “us”, “our”, or the “Company”) is a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands, which represent American Medical Response, Inc. and EmCare Holdings Inc., respectively. AMR, with more than 50 years of operating history, is the leading provider of ambulance services in the United States based on net revenue and number of transports. EmCare, with more than 30 years of operating history, is the leading provider of outsourced emergency department staffing and related management services in the United States, based on number of contracts with hospitals and affiliated physician groups. Approximately 87% of our net revenue for the twelve months ended December 31, 2006 (referred to herein as “fiscal 2006”) was generated under exclusive contracts. During fiscal 2006, we provided emergency medical services to approximately 10 million patients in more than 2,000 communities nationwide and generated net revenue of $1.934 billion, of which AMR and EmCare represented 61% and 39%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2006.

We offer a broad range of essential emergency medical services through our two business segments:

	AMR	EmCare
Core Services:	Pre- and post-hospital medical transportation	Hospital-based physician services
	Emergency (“911”) ambulance transports	Emergency department staffing and related management services
	Non-emergency ambulance transports	Hospitalist, radiology and inpatient services
Customers:	Communities	Hospitals
	Government agencies	Independent physician groups
	Healthcare facilities	Attending medical staff
Insurers
National Market Position:	#1 provider of ambulance transports	#1 provider of outsourced emergency department services
	8% share of total ambulance market	7% share of emergency department services market
	21% of private provider ambulance market	10% of outsourced emergency department services market
Number of Contracts at December 31, 2006:	157 “911” contracts	378 hospital contracts
2,900 non-emergency transport arrangements
Volume for year ended December 31, 2006:	3.5 million transports	6.5 million patient visits

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

EmCare Holdings Inc., or EmCare, was founded in Dallas, Texas, in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990’s.

AMR and EmCare were acquired by Laidlaw International, Inc., previously Laidlaw Inc. (“Laidlaw”), in 1997 and became wholly-owned subsidiaries.

Effective January 31, 2005, an investor group led by Onex Partners LP and Onex Corporation (“Onex”), and including members of our management, purchased our operating subsidiaries—AMR and EmCare—from Laidlaw through a holding company, Emergency Medical Services L.P., or EMS LP, a limited partnership formed at the time of this acquisition. See Note 1—to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

From the completion of our acquisition of AMR and EmCare, we operated through the holding company, EMS LP, until the formation of EMSC, which is a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005, which resulted in AMR, EmCare and EMS LP becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of EMS LP. We own 22.7%, and Onex owns 77.3%, of the equity in EMS LP. Onex’s equity interest is held through LP exchangeable units that are immediately exchangeable for, and substantially equivalent to, our class B common stock.

Description of our Business

Emergency Medical Services Industry

We operate in the ambulance and emergency department services markets, two large and growing segments of the emergency medical services market. By law, most communities are required to provide emergency ambulance services and most hospitals are required to provide emergency department services. Emergency medical services are a core component of the range of care a patient could potentially receive in the pre-hospital and hospital-based settings. Accordingly, we believe that expenditures for emergency medical services will continue to correlate closely to growth in the U.S. hospital market and that the following key factors will continue to drive growth in our emergency medical services markets:

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

Additional factors that may affect the emergency medical services industry are described elsewhere in this report. See Item 1A, “Risk Factors—Risk Factors Related to Healthcare Regulation” and “Business—Regulatory Matters.”

Ambulance Services

We believe the ambulance services market represents annual expenditures of approximately $13 billion. The ambulance services market is highly fragmented, with more than 14,000 private, public and not-for-profit service providers accounting for an estimated 36 million ambulance transports in 2004. There are a limited number of regional ambulance providers and we are one of only two national ambulance providers.

Ambulance services encompass both 911 emergency response and non-emergency transport services, including critical care transfers, wheelchair transports and other inter-facility transports. Emergency response services include the dispatch of ambulances equipped with life support equipment and staffed with paramedics and/or emergency medical technicians, or EMTs, to provide immediate medical care to injured or ill patients. Non-emergency services utilize paramedics and/or EMTs to transport patients between healthcare facilities or between facilities and patient residences. Given demographic trends, we expect the total number of ambulance transports to continue to grow at a steady rate of 1% to 2% per year.

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

Emergency Department Services

We believe the physician reimbursement component of the emergency department services market represents annual expenditures of approximately $10 billion. There are approximately 4,725 hospitals in the United States that operate emergency departments, of which approximately 67% of these hospitals outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers. We believe we are one of only five national providers.

Between 1994 and 2004, the total number of patient visits to hospital emergency departments increased from 93.4 million to 110.2 million, an increase of 18%. At the same time, the number of hospital emergency departments declined 12%. As a result, the average number of patient visits per hospital emergency department increased substantially during that period. We believe these trends are resulting in an increased focus by hospitals on their emergency departments. As the per hospital demand for emergency department visits continues to increase, we believe that more hospitals will turn to well-established providers, such as EmCare, which have a demonstrated track record of improving productivity and efficiency while providing high quality care.

Business Segments and Services

We operate our business and market our services under our two business segments: AMR and EmCare. We provide ambulance transport services in 36 states and the District of Columbia and provide services to emergency department and hospitalist programs in 39 states.

The following is a detailed business description for our two business segments.

AMERICAN MEDICAL RESPONSE

American Medical Response, Inc., or AMR, is the leading provider of ambulance services in the United States. AMR and our predecessor companies have a long history in emergency medical services, having provided services to some communities for more than 50 years. As of December 31, 2006 we had an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During fiscal 2006, AMR treated and transported approximately 3.5 million patients in 36 states utilizing more than 4,400 vehicles that operated out of more than 200 sites. AMR has approximately 3,100 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR’s broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies.

For fiscal 2006, approximately 58% of AMR’s net revenue was generated from emergency 911 ambulance services, which include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 31% of AMR’s net revenue for the same period, with the balance generated from the provision of training, dispatch centers and other services to communities and public safety agencies.

As derived from our annual consolidated or combined financial statements found elsewhere in this report, AMR’s revenues, income from operations, and total assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the
	Year	Eleven months	Five months	Year
	ended	ended	ended	ended
	December 31,	December 31,	January 31,	August 31,
	2006	2005	2005	2004
Net revenue	$1,189,447	$1,059,725	$455,059	$1,054,800
Income from operations	37,647	49,314	17,465	41,928
Total assets	817,715	807,874	645,441	628,635

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

Services

We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

Emergency Response Services (911).   We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to 911 calls in the designated area within a specified response time. We utilize two types of ambulance units—Advanced Life Support, or ALS, units and Basic Life Support, or BLS, units. ALS units, which are staffed by two paramedics or one paramedic and an emergency medical technician, or EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient’s medical situation.

Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments rather than compete with them to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 17% of AMR’s net revenue for fiscal 2006.

Non-Emergency Transport Services.   We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the “preferred” provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

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

•       Air Ambulance Services.   We own Air Ambulance Specialists, Inc., a company that arranges world-wide air ambulance transportation.

Medical Personnel and Quality Assurance

Approximately 72% of our 18,000 employees have daily contact with patients, including approximately 5,100 paramedics, 7,600 EMTs and 300 nurses. Paramedics and EMTs must be state-certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 140 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Once this program is completed, state-certified EMTs are then eligible to participate in a state-certified paramedic training program. The average paramedic program involves over 1,000 hours of academic training in advanced life support and assessment skills.

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

We maintain a commitment to provide high quality pre- and post-hospital emergency medical care. In each location in which we provide services, a physician associated with a hospital we serve monitors adherence to medical protocol and conducts periodic audits of the care provided. In addition, we hold retrospective care audits with our employees to evaluate compliance with medical and performance standards.

Our commitment to quality is reflected in the fact that 16 of our dispatch centers across the country are accredited by the Commission on Accreditation of Ambulance Services, or CAAS, representing 15% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

Our internal patient billing services, or PBS, offices located across the United States invoice and collect for our services. We receive payment from the following sources:

•       the federal and state governments, primarily under the Medicare and Medicaid programs,

•       health maintenance organizations and private insurers,

•       individual patients, and

•       community subsidies and fees.

The table below presents the approximate percentages of AMR’s net revenue from the following sources:

	Percentage of AMR Net Revenue
	Year	Eleven months	Year
	ended	ended	ended
	December 31,	December 31,	August 31,
	2006	2005	2004
Medicare	31%	31%	33%
Medicaid	6	6	6
Commercial insurance/ managed care	47	47	45
Self-pay	5	5	5
Subsidies/ fees	11	11	11
Total net revenue	100%	100%	100%

See “Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement” for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

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

Companies in the ambulance services industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, “Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.”

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

A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers’ pre-existing “reasonable charge” reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in some regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, established regional rates, certain of which are higher than the BBA’s national rates, and provided for the blending of the regional and national rates until January 1, 2010. Other rate provisions included in the Medicare Modernization Act provided further temporary mitigation of the impact of the BBA decreases, including a provision that provided for 1% to 2% increases for blended rates for the period from January 1, 2004 through December 31, 2006. Because the Medicare Modernization Act relief is of limited duration, we will continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue for the fiscal year ended August 31, 2004, of approximately $11 million, resulted in an increase in AMR’s net revenue of approximately $16 million during calendar year 2005, and in a decrease in AMR’s net revenue of approximately $17 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totaling approximately $2 million for the period 2007 through 2010. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our revenue.

See “Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement” for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

Emergency Transport.   As of December 31, 2006, we had 157 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. We have improved our contract retention rate to 99% for fiscal 2006 compared to 81% in fiscal 2001. In fiscal year ended December 31, 2006, our top ten 911 contracts accounted for approximately $301 million, or 25% of AMR’s net revenue. We have served these ten customers on a continual basis for an average of 29 years.

Our 911 emergency response arrangements typically specify maximum fees we may charge and set forth minimum requirements, such as response times, staffing levels, types of vehicles and equipment, quality assurance and insurance coverage. Communities and government agencies may also require us to provide a performance bond or other assurances of financial responsibility. The rates we are permitted to charge for services under a contract for emergency ambulance services and the amount of the subsidy, if any, we receive from a community or government agency depend in large part on the nature of the services we provide, payor mix and performance requirements.

Non-Emergency Transport.   We have approximately 2,900 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a significant portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

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

Dispatch and Communications

Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management, or SSM technology, to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 53 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

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

Management Information Systems

We support our operations with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections processes and financial support functions. Our recently developed technology solutions provide information for operations personnel, including real-time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

We have three management information systems that we believe have significantly enhanced our operations—our e-PCR technology, an electronic record-keeping system; our Millennium call-taking system, a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies; and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our emergency transport services are likely to be required.

Sales and Marketing

Our 60-person sales and marketing team is focused on contract retention as well as generating new sales. Many new sales opportunities occur through referrals from our existing client base. These team members are frequently former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well-qualified to understand the needs of our customers. Our sales force is incentivized through a compensation package that includes base salary and bonus potential based on achieving specified performance targets.

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

Competition

Our predominant competitors are fire departments, with approximately 40% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve.

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

Insurance

Workers Compensation, Auto and General Liability.   We have retained liability for the first $1 million to $2 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co. or Laidlaw’s captive insurance program. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million. For periods prior to September 1, 2001, we were fully insured for our workers compensation, auto and general liability programs through Laidlaw’s captive insurance program.

Professional Liability.   Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, and covers the first $5 to $5.5 million for policy periods after April 15, 2002. We have umbrella policies with third party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million for each separate policy period. For periods prior to April 15, 2001, we are insured for our professional liability claims through third party insurers.

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

Employees

The following is the break down of our employees by job classification as of December 31, 2006.

Job Classification	Full-time	Part-time	Total
Paramedics	3,290	1,818	5,108
Emergency medical technicians	5,021	2,538	7,559
Nurses	154	193	347
Support personnel	4,383	641	5,024
Total	12,848	5,190	18,038

Approximately 48% of our employees are represented by 42 collective bargaining agreements. Twenty-five of these collective bargaining agreements, representing approximately 3,700 employees, are subject to renegotiation in 2007. We believe we have a good relationship with our employees and have never experienced any union-related work stoppages.

EMCARE

EmCare is the largest provider of outsourced emergency department staffing and related management services to healthcare facilities in the United States. As of December 31, 2006, EmCare had a 7% share of the total emergency department services market and a 10% share of the outsourced emergency department services market. During the fiscal year ended December 31, 2006, EmCare had approximately 6.5 million patient visits in 39 states. EmCare has 378 contracts with hospitals and independent physician groups to provide emergency department and hospitalist staffing, management and other administrative services. We believe that EmCare’s successful physician recruitment and retention, high level of customer service and advanced risk management programs have resulted in an improvement in our contract retention rate from 74% in 2001 to 88% in fiscal 2006. We have added 127 net new contracts since 2001.

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

In addition, we have become one of the leading providers of hospitalist services. A hospitalist is a physician who specializes in the care of acutely ill patients in an in-patient setting. While we have provided limited hospitalist services for the past 11 years, it is only in the last 3 years that we have focused on expanding this program, including through our acquisition in November 2006 of Clinical Staffing Solutions, or CSS, physician in-patient business serving 14 facilities in Pennsylvania and New Jersey. We have increased our hospitalist programs from 8 contracts as of August 31, 2003 to 51 contracts as of

December 31, 2006, increasing our net revenue for this program from approximately $7.2 million in fiscal 2001 to approximately $41 million, or approximately 5.5% of EmCare’s net revenue, for fiscal 2006. As of December 31, 2006, we independently contracted with or employed 397 hospitalist physicians.

As derived from our annual consolidated or combined financial statements found elsewhere in this report, EmCare’s revenues, income from operations, and total assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the
	Year	Eleven months	Five months	Year
	Ended	ended	ended	ended
	December 31,	December 31,	January 31,	August 31,
	2006	2005	2005	2004
Net revenue	$744,758	$595,760	$241,120	$549,798
Income from operations	70,056	34,065	3,225	28,046
Total assets	446,590	443,435	338,069	320,964

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on EmCare’s financial results.

Services

We provide a full range of outsourced physician staffing and related management services for emergency department and hospitalist programs, which include:

Contract Management.   We utilize an integrated approach to contract management that involves physicians, non-clinical business experts, and operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the operation, including clinical quality, and works closely with the hospital’s management in developing strategic initiatives and objectives. The regional director of operations, which is a clinical position, provides systems analysis and improvement plans. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer’s expectations are identified, that service plans are developed and executed to meet those expectations, and that the Company’s and the customer’s financial objectives are achieved.

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

Other Services.   We provide a substantial portion of our services to hospitals through our affiliate physician groups. There are situations in which hospitals and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet this need. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2006, we had 16 practice support agreements which generated $10.3 million in net revenue.

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

Billing and Collections

We receive payment for patient services from:

•       the federal and state governments, primarily under the Medicare and Medicaid programs,

•       health maintenance organizations, preferred provider organizations and private insurers,

•       hospitals, and

•       individual patients.

The table below presents the approximate percentages of EmCare’s net revenue from the following sources:

	Percentage of EmCare Net Revenue
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Year ended August 31, 2004
Medicare	18%	18%	17%
Medicaid	3	3	3
Commercial insurance/ managed care	53	54	53
Self-pay	4	3	2
Subsidies/ fees	22	22	25
Total net revenue	100%	100%	100%

See “Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement” for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

We code and bill for physician services through our wholly-owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service. Currently, at 58% of our customer locations, medical records and emergency department logs are scanned and transmitted electronically to us. We are in the process of transitioning additional customers to on-site scanning.

We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 680 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and certain other third party payors and has the capability to electronically submit most claims to the third party payors’ systems. We forward uncollected accounts electronically to two outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

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

Hospital and Practice Support Contracts.   As of December 31, 2006, EmCare provides services under 378 contracts. Generally, the agreements with the hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice. We have improved our contract retention rate to 88% for the fiscal year ended December 31, 2006, up from 74% in fiscal 2001.

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

We have established long-term relationships with some of the largest healthcare service providers. None of these customers represent revenue that amounts to 10% of our total net revenue for the year ended December 31, 2006, or fiscal years ended December 31, 2005 or August 31, 2004. Our top ten hospital emergency department contracts represent $84.8 million, or 11%, of EmCare’s net revenue for the year ended December 31, 2006. We have maintained our relationships with these customers for an average of 16 years.

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

Management Information Systems

We have invested in scalable information systems and proprietary software packages designed to allow us to grow efficiently and to deliver and implement our “best practice” procedures nationally, while retaining local and regional flexibility. We have developed and implemented several proprietary applications that we believe provide us with a competitive advantage in our operations.

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

Competition

The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers handling an estimated 115 million patient visits in 2004. There are more than 4,725 hospitals in the United States with emergency departments, of which approximately 67% currently outsource physician services. Of these hospitals that outsource, we believe approximately 53% contract with a local provider, 21% contract with a regional provider and 26% contract with a national provider.

Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 5% share. The other national providers of outsourced emergency department services are Sterling Healthcare, National Emergency Service and the Schumacher Group.

Insurance

Professional Liability Program.   For the period January 1, 2001 through December 31, 2006, our professional liability insurance program provided claims made insurance coverage with limits of $1 million per loss event, with a $3 million annual per physician aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

For the 2001 calendar year, Lexington Insurance Company provided the majority of the professional liability insurance coverage covering claims occurring and reported during the 2001 calendar year, subject to an aggregate policy limit of $10 million.

For the 2002 through 2006 calendar years, Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC, provided our professional liability insurance coverage. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2005 calendar years. We also procured coverage on a regional basis under separate policies of insurance for the calendar years 2001 through 2006, and have comparable coverage in calendar year 2007.

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

Employees and Independent Contractors

The following is the break down of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2006.

Job Classification	Full-time	Part-time	Total
Physicians	1,124	1,559	2,683
Physician assistants	187	161	348
Nurse practitioners	97	108	205
Non-clinical employees	1,119	193	1,312
Total	2,527	2,021	4,548

We believe that our relations with our employees and independent contractors are good. None of our physicians, physician assistants, nurse practitioners or non-clinical employees are subject to any collective bargaining agreement.

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

Significant Scale and Geographic Presence.   We believe our significant scale and broad geographic presence provide a competitive advantage over local and regional providers in most areas, including our cost efficiencies and broad program offerings, our ability to enter into national and regional contracts with managed care organizations and insurance companies, and our ability to recruit and retain quality personnel.

Long-Term Relationships with Existing Customers.   We believe our long-term, well-established relationships with communities and healthcare facilities enhance our ability to retain existing customers and win new contracts. AMR and EmCare have maintained relationships with their ten largest customers for an average of 29 and 16 years, respectively, and during that time have continually demonstrated an ability to meet and exceed contractual commitments.

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

Medicare, Medicaid and Other Government Reimbursement Programs

We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For fiscal 2006, we received approximately 26% of our net revenue from Medicare and 5% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

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

Ambulance Services Fee Schedule.   In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

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

With the passage of the Medicare Modernization Act, temporary modifications were made to the amounts payable under the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provided for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through December 31, 2006.

We estimate that the impact of the ambulance service rate decreases under the national fee schedule, as modified by the provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue for the fiscal year ended August 31, 2004 of approximately $11 million, resulted in an increase in AMR’s net revenue of approximately $16 million during calendar year 2005, and resulted in a decrease in AMR’s net revenue of approximately $17 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totaling approximately $2 million for the period 2007 through 2010. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

Medicare Physician Fee Schedule.   Medicare pays for all physician services based upon a national fee schedule, or Fee Schedule, which contains a list of uniform rates. The payment rates under the Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Fee Schedule are updated annually. The initial element in each year’s update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians’ services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries’ use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. In late 2006, Congress passed legislation to prevent a scheduled 5 percent cut in 2007 Medicare physician payments, and instead froze payment rates for one year. The Congressional Budget Office has predicted that Medicare physician payment rates would be reduced 10 percent in 2008 and the 2006 Medicare Trustees report predicts a total of nearly 40 percent in cuts by 2015. Unless Congress takes additional action in the future to modify or reform the mechanism by which the Fee Schedule payment rates are updated, significant reductions in Medicare reimbursement will continue to occur annually, and these reductions could have a material adverse effect on our business, financial condition or results of operations.

Medicare Reassignment.   The Medicare program prohibits the reassignment of Medicare payments due to a physician or other healthcare provider to any other person or entity unless the billing arrangement between that physician or other healthcare provider and the other person or entity falls within an enumerated exception to the Medicare reassignment prohibition. Historically, there was no exception that allowed us to receive directly Medicare payments related to the services of independent contractor physicians. However, the Medicare Modernization Act amended the Medicare reassignment statute as of December 8, 2003 and now permits our independent contractor physicians to reassign their Medicare receivables to us under certain circumstances. In 2004, CMS promulgated regulations implementing this statutory change. The regulations impose two additional program integrity safeguard requirements on reassignments made under the independent contractor exception. These require that both the entity receiving payment and the physician be jointly and severally responsible for any Medicare overpayment to that entity; and the physician have unrestricted access to claims submitted by an entity for services provided by the physician. We have taken steps to ensure all reassignments by independent contractor physicians comply with these regulatory requirements.

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

Coordination of Benefits Rules.   When our services are covered by multiple third party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as “coordination of benefits,” or COB. The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a “secondary payor” only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

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

We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to skilled nursing facilities, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on HHS and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See “—Corporate Compliance Program and Corporate Integrity Obligations.”

Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies: (1) transports for which the facility must pay the ambulance company, and (2) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG’s views. In 2006, we entered into a settlement with the U.S. Department of Justice and a Corporate Integrity Agreement to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. See Item 3, “Legal Proceedings”.

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

Federal Stark Law

We are also subject to a provision of the Social Security Act, commonly known as the “Stark Law.” Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally-funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

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

In addition to enacting the foregoing privacy requirements, HHS issued a final rule creating security requirements for healthcare providers and other covered entities on February 20, 2003. The final security rule required covered entities to meet specified standards by April 25, 2005. The security standards contained in the final rule do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require healthcare providers and other covered entities to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability. We believe we have taken reasonable steps to comply with these standards.

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

Licensing, Certification, Accreditation and Related Laws and Guidelines

In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require reapplication and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. For example, in connection with our acquisition of AMR from Laidlaw, two of our subsidiaries were required to apply for state and local ambulance operating authority in New York. See Item 1A, “Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties.”

We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non reimbursable or prior payments being subject to recoupment, and can give rise to civil or criminal penalties. We have taken steps we believe were required to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

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

As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions.

When the United States government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement, or CIA, with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations are subject to two separate CIAs with the OIG for the period July 2004 through September 2011. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements: (1) a compliance officer and committee, (2) written standards including a code of conduct and policies and procedures, (3) general and specific training and education, (4) claims review by an independent review organization, (5) disclosure program for reporting of compliance issues or questions, (6) screening and removal processes for ineligible persons, (7) notification of government investigations or legal proceedings, (8) establishment of safeguards applicable to our contracting processes and (9) reporting of overpayments and other “reportable events.” In addition to these CIAs, one of our other operations recently completed the term of a three year CIA.

If we fail or if we are accused of failing to comply with the terms of our existing CIAs, we may be subject to additional litigation or other government actions, including being excluded from participating in the Medicare program and other federal healthcare programs. If we enter into any settlements with the U.S. government in the future we may be required to enter into additional CIAs.

See Item 1A, “Risk Factors—Risk Factors Related to Healthcare Regulation” for additional information related to regulatory matters.

Internet Website

Our website address is www.emsc.net. Under the “Investor Relations” heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (“Exchange Act”) as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC. The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of materials that we file with the SEC can also be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC’s Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We have a substantial amount of debt. At December 31, 2006, we had total debt of $479.8 million, including $226.5 million of borrowings under the term loan portion of our senior secured credit facility, $250.0 million of our senior subordinated notes and $1.5 million of capital lease obligations. We had no borrowings outstanding under our revolving credit facility and we had $29.9 million of letters of credit outstanding. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

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

Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2007, including our debt service, will total approximately $87 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectibles, generally will reduce our cash flow.

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

EmCare procures professional liability insurance coverage for most of its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, this insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsure the entire program, primarily through EmCare’s wholly-owned subsidiary, EMCA Insurance Company, Ltd., or EMCA. Workers compensation coverage for EmCare’s employees and applicable affiliated medical professionals is provided under a similar structure for the period. From September 1, 2004 to the closing date of our acquisition of AMR and EmCare, AMR obtained insurance coverage for losses with respect to workers compensation, auto and general liability claims through Laidlaw’s captive insurance company. AMR currently has a self-insurance program fronted by an unrelated third party. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

Our liability to pay for EmCare’s insurance program losses is collateralized by funds held through EMCA and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. Should our AMR losses with respect to such claims exceed the collateral held by Laidlaw in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts. See Item 1, “Business—American Medical Response—Insurance” and “Business—EmCare—Insurance.”

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Claims Liability and Professional Liability Reserves” and note 16 of the notes to our financial statements included in Item 8.

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

In our fee-for-service arrangements, which generated approximately 83% of our net revenue for the fiscal year ended December 31, 2006, we, or our affiliated physicians, collect the fees for transports and physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See “—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.” In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $60.4 million in the year ended December 31, 2006, and $48.9 million in the eleven months ended December 31, 2005. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient visits and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the twelve months ended December 31, 2006 was generated under contracts, including exclusive contracts that accounted for approximately 87% of our fiscal 2006 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal (“RFP”). We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

As of December 31, 2006, we contracted with approximately 1,300 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities were successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible (but not certain) that our treatment of the physicians would qualify under a “safe harbor” and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

We may make acquisitions which could divert the attention of management and which may not be integrated successfully into our existing business.

We may pursue acquisitions to increase our market penetration, enter new geographic markets and expand the scope of services we provide. We cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms, that our due diligence process will uncover all potential liabilities or issues affecting our integration process, or that we will be able to integrate successfully the operations of any acquired business into our existing business. Furthermore, acquisitions into new geographic markets and services may require us to comply with new and unfamiliar legal and regulatory requirements, which could impose substantial obligations on us and our management, cause us to expend additional time and resources, and increase our exposure to penalties or fines for non-compliance with such requirements. The acquisitions could be of significant size and involve operations in multiple jurisdictions. The acquisition and integration of another business would divert management attention from other business activities. This diversion, together with other difficulties we may incur in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue capital stock to finance acquisitions. Such borrowings might not be available on terms as favorable to us as our current borrowing terms and may increase our leverage, and the issuance of capital stock could dilute the interests of our stockholders.

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

Approximately 48% of AMR’s employees are represented by 42 collective bargaining agreements. Twenty-five of these collective bargaining agreements, representing approximately 3,700 employees, are subject to renegotiation in 2007. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

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

We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) ”coordination of benefits” rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, when possible, or document why we are unable to do so, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) ”reassignment” rules governing our ability to bill and collect professional fees on behalf of our physicians; (6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See Item 1, “Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs.”

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

In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. See Item 1, “Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations.”

If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results. See Item 1, “Business—Regulatory Matters—Federal False Claims Act” and “Business—Other Healthcare Fraud and Abuse Laws.”

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

Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR’s net revenue for fiscal 2004 of approximately $11 million, resulted in an increase in AMR’s net revenue of approximately $16 million for calendar 2005, and resulted in a decrease in AMR’s net revenue of approximately $17 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totaling approximately $2 million for the period 2007 through 2010. See Item 1, “Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs.”

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

A number of laws bear on our contractual relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that these contractual relationships violate laws prohibiting the corporate practice of medicine and fee-splitting prohibitions. These laws prohibit the practice of medicine by general business corporations and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician’s professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues. See Item 1, “Business—Regulatory Matters—Fee-Splitting; Corporate Practice of Medicine.”

Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. A review or action by regulatory authorities or the courts could force us to terminate or modify our contractual relationships with physicians and affiliated medical groups or revise them in a manner that could be materially adverse to our business. See Item 1, “Business—Regulatory Matters—Antitrust Laws.”

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

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute, and we recently entered into a settlement for alleged violations of that statute.

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

In 1999, the Office of Inspector General of the Department of Health and Human Services, or the OIG, issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain “safe harbor” conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts. See Item 1, “Business—Regulatory Matters—Federal Anti-Kickback Statute.”

Like other ambulance companies, we have provided discounts to our healthcare facility customers (nursing home and hospital) in certain circumstances. We have attempted to comply with applicable law when such discounts are provided. However, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute, and in 2006 we entered into a settlement with the government regarding these allegations. The settlement included a CIA.

There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. See Item 1, “Business—American Medical Response—Legal Matters.” If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA. See Item 1, “Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations.”

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

In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies, or agencies with which we have contracts. Relevant laws in some jurisdictions may also require re-application or re-enrollment and approval to maintain or renew our licensure, certification, contracts or other operating authority. The change in corporate structure and ownership in connection with our initial public offering required us to give notice, re-enroll or make other applications for authority to continue operating in various jurisdictions or to continue receiving payment from their Medicaid or other payment programs.

While we have made reasonable efforts to substantially comply with these requirements, we cannot assure you that the agencies that administer these programs or have awarded us contracts will not find that we have failed to comply in some material respects. A finding of non-compliance and any resulting payment delays, refund demands or other sanctions could have a material adverse effect on our business, financial condition or results of operations.

If we fail to comply with the terms of our settlement agreements with the government, we could be subject to additional litigation or other governmental actions which could be harmful to our business.

In the last four years, we have entered into five settlement agreements with the United States government. In June 2002, one of our subsidiaries, AMR of Massachusetts, entered into a settlement agreement to resolve a number of allegations, including allegations related to billing and documentation practices. In February 2003, another subsidiary, AMR of South Dakota, entered into a settlement agreement to resolve allegations that it incorrectly billed for transports performed by other providers when an AMR paramedic accompanied the patient during transport, and that it billed for certain non-emergency transports using emergency codes. In July 2004, our subsidiary, American Medical Response West, entered into a settlement agreement in connection with billing matters related to emergency transports and specialized services. In August 2004, AMR entered into a settlement agreement on behalf of a subsidiary, Regional Emergency Services LP, or RES, to resolve allegations of violations of the False Claims Act by RES and a hospital system based on the absence of certificates of medical necessity and other non-compliant billing practices. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. See Item 3, “Legal Proceedings.”

As part of the settlement AMR West entered into with the government, we entered into a Corporate Integrity Agreement, or CIA, which is still in effect. Pursuant to this CIA, we are required to establish and maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee, review by an independent review organization, and reporting of overpayments and other “reportable events.” In connection with the September 2006 settlement for AMR, we also entered into a CIA which requires us to maintain a compliance program which includes the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). AMR of Massachusetts entered into a CIA in connection with its June 2002 settlement, the term of which has expired. See Item 1, “Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations.”

We cannot assure you that the CIAs or the compliance program we have initiated has prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government reimbursement programs may serve as precedent to similar changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursement programs could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                PROPERTIES

We lease approximately 73,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the AMR and EMSC corporate headquarters and which also serves as one of AMR’s billing offices. Our leases for our business segments are described below.

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

Vehicle Fleet.   We operate approximately 4,400 vehicles. Of these, 3,300 are ambulances, 600 are wheelchair vans and 500 are support vehicles. As of December 31, 2006, we owned approximately 90% of our vehicles and leased the balance. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately five years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We are exploring ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

EmCare

Facilities.   We lease approximately 39,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare’s key support functions and regional operations. We also lease 22 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2014.

We lease approximately 106,000 square feet in a business park located at 1000 River Road, Conshohocken, Pennsylvania, for certain key billing and support functions. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our primary lease expires in 2009 with the right to renew for two additional terms of five years each.

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

During the first quarter of fiscal 2004 we were advised by the DOJ that it was investigating certain business practices at AMR including whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. Specifically, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, we entered into a Corporate Integrity Agreement, or CIA, which will be effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, we are required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; safeguards for our contracting processes nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the CIA. There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames.

On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington, in Washington State Court, Spokane County. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at a higher level than contractually permitted. The court has certified a class in this case, but the size and membership of the class has not yet been determined. At this time, AMR does not believe that any incorrect billings are material in amount.

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

On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that an AMR Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these overpayments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, we paid the $1.8 million in alleged overpayments. However, we continue to disagree with the OIG’s finding and we have filed an administrative appeal. If we are successful in the administrative appeal we may be entitled to repayment of all or part of the $1.8 million.

EmCare entered into a settlement agreement with respect to June Belt, et al. v. EmCare, Inc., et al., (U.S. Ct. App.—5th Cir.), brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. Pursuant to the settlement agreement, which the Court approved in January 2007, EmCare will pay $1.7 million in satisfaction of all claims in the lawsuit, which was accrued.

In December 2006, AMR received a subpoena from the United States Department of Justice, or DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We are in the process of producing documents in response to the subpoena.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II.

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our class A common stock have been trading on the New York Stock Exchange (“NYSE”), under the symbol “EMS”, since our initial public offering of such stock on December 16, 2005. There is no established market for our class B common stock or our LP exchangeable units. The following table details the high and low sales prices of our class A common stock during the year ended December 31, 2006.

	HIGH	LOW
Year ended December 31, 2006:
Fourth Quarter	$21.81	$16.10
Third Quarter	16.67	11.57
Second Quarter	13.86	11.00
First Quarter	14.40	12.17

On March 5, 2007, the last sale price of our class A common stock as reported by the NYSE was $25.10 and there were approximately 200 holders of record of our class A common stock, 3 holders of record of our class B common stock and 5 holders of record of our LP exchangeable units.

We refer you to our Registration Statement filed on Form S-1 under the Securities Act of 1933 with the Securities and Exchange Commission on December 15, 2005 under the caption “Description of Capital Stock” for a further description of our capital stock.

Dividend Policy

We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facility. See Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay dividends in 2006 or 2005 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

Other than as disclosed in Part II, Item 2 of the Form 10-Q/A for the fiscal quarter ended June 30, 2006, the Company had no sales of unregistered securities in the fiscal year ended December 31, 2006.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2006.

Summary of Equity Compensation Plans

We adopted our equity option plan approved by security holders in 2005 in connection with the acquisition of AMR and EmCare. The compensation committee of our board of directors, or the board itself if there is no committee, administers the equity option plan.

The following table presents information pertaining to our equity option plan at December 31, 2006:

	Number of securities to be issued upon exercise of outstanding warrants and rights	Weighted average price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category
Equity compensation plan approved by security holders	3,357,907	$6.77	702,403
Equity compensation plan not approved by security holders	32,000	—	—	*
Total	3,389,907	$6.77	702,403

*                    Under the terms of the equity compensation plan not approved by security holders, each non-employee director will be entitled to receive Restricted Stock Units representing $100,000 in class A common stock subject to the conditions described under our Non-Employee Director Compensation Program. The number of shares is therefore indeterminable.

The equity option plan to purchase shares of our class A common stock and approved by security holders have the following terms:

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

See “Description of Capital Stock—Equityholder Agreements” and “—Registration Agreement” in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and “piggyback” registration rights.

Management Investment and Equity Purchase Plan

In connection with our acquisition of AMR and EmCare, our named executive officers and other members of management purchased an aggregate of 915,750 shares of class A common stock. Approximately 160 employees and affiliated physicians, physician assistants and nurse practitioners purchased in the aggregate an additional 231,450 shares of class A common stock pursuant to our equity purchase plan. The 1,147,200 shares held by these investors, including our named executive officers, are governed by equityholders agreements. These agreements contain restrictions on transfer of the equity. See “Description of Capital Stock—Equityholder Agreements” in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and “piggyback” registration rights.

Non-Employee Director Compensation Program

On June 1, 2006, on the recommendation of our Corporate Governance and Nominating Committee, our board of directors adopted a non-employee director compensation program, effective as of June 1, 2006.

Under the terms of the plan, in addition to an annual cash retainer of $50,000, each non-employee director (other than Robert M. Le Blanc, our Lead Director) was awarded a grant of 8,000 restricted stock units, or RSUs, each RSU representing one share of our class A common stock. Commencing with the 2007 annual meeting, effective immediately following each annual meeting of stockholders, each continuing non-employee director will receive a grant of a number of RSUs having a fair market value of $100,000, based on the closing price of our class A common stock on the business day immediately preceding the grant date. The RSUs will vest on the date of the next following annual meeting of stockholders, immediately prior to the vote for directors, and will be paid in shares of our class A common stock (one share for each RSU). The number of RSUs granted to a non-employee director joining the board other than at an annual meeting of stockholders will be pro-rated based on the amount of time remaining until the next annual meeting of stockholders. This equity component of the non-employee director compensation program became effective as of June 1, 2006, subject to stockholder approval at the 2007 annual meeting of stockholders. If such approval is not obtained, the June 1, 2006 grants will be void and the RSUs will not vest on the meeting date.

Generally, a non-employee director will forfeit his annual compensation (both the cash and the equity components) if he does not attend at least 75% of the meetings held by the board of directors and the board committees on which he serves. The board of directors may waive this requirement if it determines that extenuating circumstances precluded such attendance. There will be no compensation paid to directors for attendance at individual meetings, for service on committees of the board of directors or for serving as Chair of any such committee.

Robert Le Blanc will not receive any compensation for his service as a director of the Company. Employee directors do not receive any additional compensation for their service as directors of the Company.

Offer to Provide Form 10-K

Stockholders may request a complimentary copy of our Annual Report on Form 10-K by mail addressed to our Investor Relations Department at the following address: Emergency Medical Services Corporation, 6200 South Syracuse Way, Greenwood Village, CO 80111.

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

The comparability of our selected historical financial data has been affected by a number of significant events and transactions. In 2001, AMR’s and EmCare’s former parent, Laidlaw, and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although subsidiaries of Laidlaw, neither AMR nor EmCare was included in the bankruptcy filing. Laidlaw emerged from bankruptcy protection in June 2003. Laidlaw applied fresh-start accounting as of June 1, 2003 to AMR and EmCare and pushed down to us our share of the fresh-start accounting adjustments. As a result of the fresh-start change in the basis of accounting for our underlying assets and liabilities, our results of operations and cash flows have been separated as pre-June 1, 2003 and post-May 31, 2003.

Financial data for the years ended August 31, 2002 (Pre Fresh-Start Predecessor), August 31, 2003 (Predecessor) and August 31, 2004 (Predecessor) and the five months ended January 31, 2005 (Predecessor) are derived from our audited combined financial statements. Financial data as of and for the eleven months ended December 31, 2005 and as of and for the year ended December 31, 2006 are derived from our audited consolidated financial statements included in Item 8 of this Report.

			Predecessor			Pre Fresh-Start Predecessor
	As of and for the
	Year ended	Eleven months ended	Five months ended	Year ended	Three months ended	Nine months ended	Year ended
	December 31,		January 31,	August 31,		May 31,	August 31,
	2006	2005	2005	2004	2003	2003	2002
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$1,934,205	$1,655,485	$696,179	$1,604,598	$384,461	$1,103,335	$1,415,786
Compensation and benefits	1,333,648	1,146,055	481,305	1,117,890	264,604	757,183	960,590
Operating expenses	294,806	233,087	94,882	218,277	55,212	163,447	219,321
Insurance expenses	68,271	82,800	39,002	80,255	34,671	69,576	66,479
Selling, general and administrative expenses	57,403	54,262	21,635	47,899	12,017	37,867	61,455
Depreciation and amortization expenses	66,005	54,143	18,808	52,739	12,560	32,144	67,183
Restructuring charges	6,369	1,781	—	2,115	1,449	1,288	3,777
Impairment losses	—	—	—	—	—	—	262,780
Laidlaw fees and compensation charges	—	—	19,857	15,449	1,350	4,050	5,400
Laidlaw reorganization charges	—	—	—	—	—	3,650	8,761
Income (loss) from operations	107,703	83,357	20,690	69,974	2,598	34,130	(239,960)
Interest expense	(45,605)	(47,813)	(5,644)	(9,961)	(908)	(4,691)	(6,418)
Realized gain (loss) on investments	(467)	(164)	—	(1,140)	90	—	—
Interest and other income	2,346	1,040	714	240	22	304	369
Loss on early debt extinguishment	(377)	(2,040)	—	—	—	—	—
Fresh-start accounting adjustments(1)	—	—	—	—	—	46,416	—
Income (loss) before income taxes and cumulative effect of a change in accounting principle	63,600	34,380	15,760	59,113	1,802	76,159	(246,009)
Income tax expense	(24,961)	(14,372)	(6,278)	(21,764)	(8,633)	(829)	(1,374)
Income (loss) before cumulative effect of a change in accounting principle	38,639	20,008	9,482	37,349	(6,831)	75,330	(247,383)
Cumulative effect of a change in accounting principle(2)	—	—	—	—	—	(223,721)	—
Equity in earnings of unconsolidated subsidiary	432	59	—	—	—	—	—
Net income (loss)	$39,071	$20,067	$9,482	$37,349	$(6,831)	$(148,391)	$(247,383)
Net income per share:
Basic	$0.94	$0.56
Diluted	$0.92	$0.55
Weighted average number of common shares outstanding:
Basic	41,502,632	33,621,542
Diluted	42,528,885	34,282,176
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$165,742	$109,963	$15,966	$127,679	$30,009	$58,769	$156,544
Investing activities	(113,127)	(909,629)	(21,667)	(81,516)	(15,136)	(98,835)	(57,347)
Financing activities	(31,327)	803,083	10,856	(47,328)	(47,222)	(8,060)	(36,066)
Cash and cash equivalents	39,336	18,048	14,631	9,476	10,641	42,990
Total assets	1,318,217	1,267,028	983,510	949,599	914,746
Long-term debt and capital lease obligations, including current maturities	479,775	502,184	11,497	15,480	24,057
Shareholders’ or Combined Equity	386,040	344,984	598,277	573,840	560,539

(1)             Reflects the impact of push-down accounting adjustments on the combined companies of Laidlaw’s emergence from bankruptcy.

(2)             Reflects an impairment of goodwill recorded in connection with the adoption of SFAS No. 142.

Quarterly Results

The following table summarizes our unaudited results for each quarter in the year ended December 31, 2006 and the eleven month period ended December 31, 2005 (in thousands, except per share amounts).

	2006
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$469,124	$478,451	$485,697	$500,933
Income from operations	23,033	28,668	27,899	28,103
Net income	7,261	10,718	10,284	10,808
Basic net income per common share	0.17	0.26	0.25	0.26
Diluted net income per common share	0.17	0.25	0.24	0.25

	2005
	For the two months ended	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$286,389	$445,019	$456,245	$467,832
Income from operations	17,047	22,618	19,252	24,440
Net income	4,535	6,461	3,006	6,065
Basic net income per common share	0.14	0.14	0.11	0.17
Diluted net income per common share	0.14	0.14	0.11	0.17

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

Our financial statements referred to in this Item 7 are included in Item 8 of this Annual Report, except for the unaudited eleven months ended December 31, 2004.

Effective as of January 31, 2005, we acquired EmCare and AMR from Laidlaw and in connection with the acquisition we changed our fiscal year to December 31 from August 31. For all periods prior to the acquisition, the AMR and EmCare businesses formerly owned by Laidlaw are referred to as the “Predecessor.”

The financial information referred to in this discussion includes our consolidated results of operations subsequent to the acquisition of AMR and EmCare and our combined results of operations prior to the acquisition of AMR and EmCare. This information has been derived from: (1) our audited consolidated statement of operations for the year ended December 31, 2006, (2) the combination of our audited consolidated statement of operations for the eleven months ended December 31, 2005 and the unaudited combined statement of operations of the Predecessor for the one month ended January 31, 2005, (3) our audited consolidated statement of operations for the eleven months ended December 31, 2005, and (4) the unaudited combined statements of operations of the Predecessor for the eleven months ended December 31, 2004.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of medical transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States. Approximately 87% of our net revenue for the year ended December 31, 2006 was generated under exclusive contracts. During 2006, we provided emergency medical, ambulance and other transport services to approximately 10.0 million patients in more than 2,000 communities nationwide. For the year ended December 31, 2006, we generated net revenue of $1.934 billion, of which AMR and EmCare represented approximately 61% and 39%, respectively.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. AMR has an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During the year ended December 31, 2006, AMR treated and transported approximately 3.5 million patients in 36 states. As of December 31, 2006, AMR had approximately 3,100 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance services. For the year ended December 31, 2006, approximately 58% of AMR’s net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 31% of AMR’s net revenue for the same period. The balance of net revenue for 2006 was generated from the provision of training, dispatch centers and other services to communities and public safety agencies and from revenue associated with the recent acquisition of Air Ambulance Specialists, Inc., or AASI, which operates in the fixed-wing medical transportation services business. For the year ended December 31, 2006, AMR generated net revenue of $1.19 billion.

EmCare

Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups. EmCare has a 7% share of the total emergency department services market and a 10% share of the outsourced emergency department services market. In addition, EmCare has become one of the leading providers of hospitalist services, with hospitalist related net revenue increasing from $7.2 million in fiscal 2001 to $41.0 million in the year ended December 31, 2006. A hospitalist is a physician who specializes in the care of acutely ill patients in an in-patient setting. In the fourth quarter of 2006, EmCare acquired Clinical Staffing Solutions, or CSS, to expand our hospitalist and in-patient business. During the year ended December 31, 2006, EmCare had approximately 6.5 million patient visits in 39 states.

EmCare primarily provides emergency department staffing and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 378 contracts with hospitals and independent physician groups to provide emergency department, hospitalist and radiology staffing, and related management and other administrative services. For the year ended December 31, 2006, EmCare generated net revenue of $744.8 million.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectibility of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates. The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the year ended December 31, 2006 and for the eleven months ended December 31, 2005.

	Percentage of Net Revenue		Percentage of Total Volume
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Year ended December 31, 2006	Eleven months ended December 31, 2005
Medicare	25.6%	26.3%	26.5%	25.7%
Medicaid	4.8	5.0	10.8	12.5
Commercial insurance and managed care	49.4	49.8	41.0	41.1
Self-pay	4.8	4.4	21.7	20.7
Subsidies and fees	15.4	14.5	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

AMR

Approximately 89% of AMR’s net revenue for the year ended December 31, 2006 was transport revenue derived from the treatment and transportation of patients based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR’s measures for transport net revenue include:

•       Transports.   We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency critical care and other interfacility transports) and wheelchair transports—due to the significant differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.

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

Depreciation expense relates primarily to charges for usage of vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

EmCare

Of EmCare’s net revenue for the year ended December 31, 2006, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 75% was generated from billings to third party payors and patients for patient visits and approximately 25% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are:

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

Depreciation expense relates primarily to charges for usage of medical equipment, computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

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

The following table sets forth a reconciliation of EBITDA to income from operations and to net income for our company, and reconciliations of EBITDA to income from operations for our two operating segments, using data derived from our financial statements for the periods indicated (amounts in thousands):

	Year ended December 31,		Eleven months ended December 31,
	2006	2005	2005	2004
		(unaudited)		(unaudited)
Consolidated/Combined
EBITDA	$173,708	$132,418	$137,500	$118,168
Less: Depreciation and amortization expense	66,005	58,037	54,143	45,593
Income from operations	107,703	74,381	83,357	72,575
Less: Interest expense	45,605	48,982	47,813	11,963
Realized loss on investments	467	151	164	955
Interest and other income	(2,346)	(1,036)	(1,040)	(728)
Loss on debt extinguishment	377	2,040	2,040	—
Equity in earnings of unconsolidated subsidiary	(432)	(59)	(59)	—
Income tax expense	24,961	10,312	14,372	23,550
Net income	$39,071	$13,991	$20,067	$36,835
AMR
EBITDA	$90,671	$94,478	$93,404	$84,851
Less: Depreciation and amortization expense	53,024	47,508	44,090	38,348
Income from operations	$37,647	$46,970	$49,314	$46,503
EmCare
EBITDA	$83,037	$37,940	$44,096	$33,317
Less: Depreciation and amortization expense	12,981	10,507	10,031	7,245
Income from operations	$70,056	$27,433	$34,065	$26,072

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

This reduction to the outstanding balance of long-term debt in December 2005, and additional debt repayments made in 2006 of $19.4 million, will result in a corresponding decrease in our future interest costs.

Rate Changes by Government Sponsored Programs

In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR’s net revenue for the fiscal year ended August 31, 2004 of approximately $11 million, resulted in an increase in AMR’s net revenue of approximately $16 million during calendar year 2005, and resulted in a decrease in AMR’s net revenue of approximately $17 million in 2006. Based upon the current Medicare transport mix, we expect a further decrease in our net revenue totaling approximately $2 million for the period 2007 through 2010. Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

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

Hurricane Katrina and our Gulf Coast Operations

AMR provides ambulance services in Gulfport and Biloxi, Mississippi and several other Gulf Coast communities. Although our dispatch center was damaged by hurricane Katrina and we had damage to a small number of vehicles, we were able to maintain communications through our use of back-up generators and other emergency supplies. We worked closely with the Federal Emergency Management Agency, or FEMA, and other federal, state and local agencies and deployed additional ambulance transportation resources where they were most needed, particularly in the coastal areas of Mississippi, Louisiana and Alabama. For the eleven months ended December 31, 2005, revenue derived from additional hurricane-related services was 0.9% of net revenue and related expenses were 0.9% of total expenses included in income from operations. During 2006, we recorded approximately $2.2 million in additional revenue from hurricane-related deployment in 2005.

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

AMR’s recent operating expenses have been adversely affected by increased fuel costs. Fuel costs represented approximately 12.2% of AMR’s operating expenses in the year ended December 31, 2006, and 12.5% for the same period in 2005. Increases in fuel costs, without mitigation through fee and subsidy increases, would continue to adversely affect AMR’s operating results.

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

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

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

As we discuss further in our “Revenue Recognition” policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts.

Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 10.0 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the thousands of commercial and managed care contracts.

We also have other receivables related to facility and community subsidies and contractual receivables for providing staffing to communities for special events. We review these other receivables periodically to determine our expected collections and whether any allowances may be necessary. We write the balance off after we have exhausted all collection efforts.

Revenue Recognition

A significant portion of our revenue is derived from Medicare, Medicaid and private insurance payors that receive discounts from our standard charges, which are referred to as contractual provisions. Additionally, we are also subject to collection risk for services provided to uninsured patients or for the deductible or co-pay portion of services for insured patients, which are referred to as uncompensated care. We record our healthcare services revenue net of estimated provisions for contractual allowances and uncompensated care.

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

Management also regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. The retroactive adjustments, which increased revenue recorded in 2006, was 1.3% of consolidated net revenue compared to increased revenue adjustments of 0.6% for the eleven months ended December 31, 2005.

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

In connection with our acquisition of AMR and EmCare, we made an Internal Revenue Code section 338(h)(10) election for EmCare, which eliminated $67 million of deferred tax assets and permitted us to step-up the tax basis of EmCare’s assets to fair value. Differences between book and tax depreciation and amortization for these assets will create future deferred tax assets.

Goodwill and Other Intangible Assets

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

Results of Operations

Basis of Presentation

Effective as of January 31, 2005, we acquired EmCare and AMR from Laidlaw and in connection with the acquisition we changed our fiscal year to December 31 from August 31. For all periods prior to the acquisition, the AMR and EmCare businesses formerly owned by Laidlaw are referred to as the “Predecessor.”

The following tables present, for the periods indicated, consolidated or combined results of operations and amounts expressed as a percentage of net revenue. This information has been derived from: (1) our audited statement of operations for the year ended December 31, 2006, (2) the combination of our statement of operations for the audited eleven months ended December 31, 2005 and the unaudited combined statement of operations of the Predecessor for the one month ended January 31, 2005, (3) our audited statement of operations for the eleven months ended December 31, 2005, and (4) the unaudited combined statements of operations of the Predecessor, which include both our AMR and EmCare business segments, for the eleven months ended December 31, 2004.

Consolidated and Combined (Predecessor) Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

		Predecessor/ Successor		Predecessor
	Year ended December 31, 2006	Year ended December 31, 2005	Eleven months ended December 31, 2005	Eleven months ended December 31, 2004
		(unaudited)		(unaudited)
Net revenue	$1,934,205	$1,798,554	$1,655,485	$1,490,201
Compensation and benefits	1,333,648	1,249,246	1,146,055	1,034,287
Operating expenses	294,806	251,556	233,087	204,184
Insurance expense	68,271	90,568	82,800	74,411
Selling, general and administrative expenses	57,403	58,545	54,262	44,425
Depreciation and amortization expenses	66,005	58,015	54,121	45,593
Restructuring charges	6,369	1,781	1,781	1,381
Laidlaw fees and compensation charges(1)	—	14,440	—	13,345
Segment income from operations	107,703	74,403	83,379	72,575
EMSC depreciation	—	22	22	—
Income from operations	107,703	74,381	83,357	72,575
Interest expense	(45,605)	(48,982)	(47,813)	(11,963)
Realized gain (loss) on investments	(467)	(151)	(164)	(955)
Interest and other income	2,346	1,036	1,040	728
Loss on early debt extinguishment	(377)	(2,040)	(2,040)	—
Equity in earnings of unconsolidated subsidiary	432	59	59	—
Income tax expense	(24,961)	(10,312)	(14,372)	(23,550)
Net income (loss)	$39,071	$13,991	$20,067	$36,835

(1)          Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR and Emcare by Laidlaw pursuant to a formula based upon each company’s share of Laidlaw’s consolidated revenue.

		Predecessor/		Predecessor
		Successor	Eleven months	Eleven months
	Year ended December 31, 2006	Year ended December 31, 2005	ended December 31, 2005	ended December 31, 2004
		(unaudited)		(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	69.0	69.5	69.2	69.4
Operating expenses	15.2	14.0	14.1	13.7
Insurance expenses	3.5	5.0	5.0	5.0
Selling, general and administrative expenses	3.0	3.3	3.3	3.0
Depreciation and amortization expenses	3.4	3.2	3.3	3.1
Restructuring charges	0.3	0.1	0.1	0.1
Laidlaw fees and compensation charges(1)	—	0.8	—	0.9
Income from operations	5.6%	4.1%	5.0%	4.9%

(1)          Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR and EmCare by Laidlaw pursuant to a formula based upon each company’s share of Laidlaw’s consolidated revenue.

AMR

							Predecessor
					Eleven		Eleven
			Predecessor/Successor		months		months
	Year ended		Year ended		ended		ended
	December 31,		December 31,		December 31,		December 31,
		% of Net		% of Net		% of Net		% of Net
	2006	Revenue	2005	Revenue	2005	Revenue	2004	Revenue
			(unaudited)				(unaudited)
Net revenue	$1,189,447	100.0%	$1,153,513	100.0%	$1,059,725	100.0%	$974,115	100.0%
Compensation and benefits	759,517	63.9	741,695	64.3	678,673	64.0	626,195	64.3
Operating expenses	259,213	21.8	223,624	19.4	207,500	19.6	181,743	18.7
Insurance expenses	33,748	2.8	46,178	4.0	41,734	3.9	41,968	4.3
Selling, general and administrative expenses	39,929	3.4	40,047	3.5	36,781	3.5	29,882	3.1
Depreciation and amortization expenses	53,024	4.5	47,508	4.1	44,090	4.2	38,348	3.9
Restructuring charges	6,369	0.5	1,633	0.1	1,633	0.2	1,381	0.1
Laidlaw fees and compensation charges(1)	—	—	5,858	0.5	—	—	8,095	0.8
Income from operations	$37,647	3.2%	$46,970	4.1%	$49,314	4.7%	$46,503	4.8%

(1)           Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR by Laidlaw pursuant to a formula based upon AMR’s share of Laidlaw’s consolidated revenue.

EmCare

Predecessor
				Eleven		Eleven
		Predecessor/Successor		months		months
Year ended		Year ended		ended		ended
December 31,		December 31,		December 31,		December 31,
% of Net		% of Net		% of Net		% of Net
2006	Revenue	2005	Revenue	2005	Revenue	2004	Revenue
		(unaudited)				(unaudited)

Net revenue	$744,758	100.0%	$645,041	100.0%	$595,760	100.0%	$516,086	100.0%
Compensation and benefits	574,131	77.1	507,551	78.7	467,382	78.5	408,092	79.1
Operating expenses	35,593	4.8	27,932	4.3	25,587	4.3	22,441	4.3
Insurance expenses	34,523	4.6	44,390	6.9	41,066	6.9	32,443	6.3
Selling, general and administrative expenses	17,474	2.3	18,498	2.9	17,481	2.9	14,543	2.8
Depreciation and amortization expenses	12,981	1.7	10,507	1.6	10,031	1.7	7,245	1.4
Restructuring charges	—	—	148	0.0	148	0.0	—	—
Laidlaw fees and compensation charges(1)	—	—	8,582	1.3	—	—	5,250	1.0
Income from operations	$70,056	9.4%	$27,433	4.3%	$34,065	5.7%	$26,072	5.1%

(1)           Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to EmCare by Laidlaw pursuant to a formula based upon EmCare’s share of Laidlaw’s consolidated revenue.

Year ended December 31, 2006 compared to year ended December 31, 2005

Consolidated/Combined

Our results for the year ended December 31, 2006 reflect an increase in net revenue of $135.7 million and an increase in net income of $25.1 million from the year ended December 31, 2005. The increase in net income is attributable primarily to an increase of $33.3 million in income from operations partially offset by an increase in income tax expense. Basic and diluted earnings per share were $0.94 and $0.92, respectively, for the year ended December 31, 2006.

We completed our initial offering of class A common stock on December 21, 2005; when issued, public trading of our shares commenced on December 16, 2005.

Net revenue

For the year ended December 31, 2006 we generated net revenue of $1,934.2 million, compared to net revenue of $1,798.6 million for year ended December 31, 2005, representing an increase of 7.5%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2006 was $66.0 million, or 3.4% of net revenue, compared to $58.0 million, or 3.2% of net revenue, for the year ended December 31, 2005. The change is attributable to amortization expense on the contract intangible assets recorded in connection with the acquisition of AMR and EmCare, increasing capital expenditures and changes in the composition and timing of capital expenditures.

Income from operations

Income from operations was $107.7 million, or 5.6% of net revenue, for the year ended December 31, 2006 compared to $74.4 million, or 4.1% of net revenue, for the year ended December 31, 2005. The increase is attributable primarily to the elimination of Laidlaw acquisition-related compensation charges, continued improvement in insurance claims costs and the net impact of revenue growth during the period.

Interest expense

Interest expense for the year ended December 31, 2006 was $45.6 million compared to $49.0 million for the year ended December 31, 2005. The decrease relates to the repayment of approximately $99.1 million of our senior secured credit facility in December 2005 following our initial public offering and unscheduled repayments of $10.0 million and $9.4 million in May 2006 and July 2006, respectively, offset by rising interest rates.

Income tax expense

Income tax expense increased by $14.6 million for the year ended December 31, 2006, compared to the same period in 2005, resulting primarily from increased operating income. The one month ended January 31, 2005 included one-time acquisition-related Laidlaw compensation charges which resulted in an operating loss for the month and an associated income tax benefit. Our effective tax rate for 2006 was 39.2%.

AMR

Net revenue

Net revenue for the year ended December 31, 2006 was $1,189.4 million, an increase of $35.9 million, or 3.1%, from $1,153.5 million for the same period in 2005. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 3.1% (4.1% excluding the net decrease in hurricane-related revenue). Net revenue per weighted transport increased 1.7% due to revenue from our recently acquired fixed wing air transportation services business and from our Medicaid managed transportation business in Texas. During 2006, AMR was awarded a contract with the Texas Department of Transportation to provide management of non-emergency transportation services for Medicaid clients in four geographical areas. Net revenue per transport also increased due to rate increases in several markets partially offset by Medicare rate reductions and an increase in our self-pay transport mix in certain markets. The loss of a portion of AMR’s 9-1-1 contract with Los Angeles County resulted in a reduction of approximately 60,100 emergency transports and approximately $23.2 million in net revenue during the year ended December 31, 2006 compared with the same period last year. Excluding the impact of the Los Angeles County reduction, ambulance transport volume increased 2.2%, offset by a 2.0% decrease in wheelchair transports for planned reductions in certain markets, resulting in an increase of approximately 59,900 weighted transports compared with the same period last year.

Compensation and benefits

Compensation and benefits costs for the year ended December 31, 2006 were $759.5 million, or 63.9% of net revenue, compared to $741.7 million, or 64.3% of net revenue, for the year ended December 31, 2005. Ambulance unit hours increased period over period by 0.5%, primarily due to contractual deployment changes, partially offset by the reduction in Los Angeles County volumes and the associated decrease in ambulance unit hours, increasing compensation costs by $1.9 million. Ambulance crew wages per ambulance unit hour increased by approximately 4.4%, or $18.1 million principally from annual salary increases and increased overtime due to staffing shortages in certain markets. Wheelchair crew wages decreased by $1.0 million during the period due to reduced volumes and associated unit hours. Benefits costs increased by $0.2 million for the year ended December 31, 2006, but decreased 0.5% as a percentage of salaries compared to the same period last year primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses

Operating expenses for the year ended December 31, 2006 were $259.2 million, or 21.8% of net revenue, compared to $223.6 million, or 19.4% of net revenue, for the year ended December 31, 2005. Operating expenses per weighted transport increased 15.9% in the year ended December 31, 2006 compared to the same period in 2005. This change is due to additional operating expenses incurred under our Texas Medicaid managed transportation contract and our recently acquired fixed wing transportation services business, which amounted to $19.8 million for the year ended December 31, 2006. In addition, external provider costs, such as dispatch and first responder fees and provider costs incurred under our Kaiser contract, increased by $4.6 million or 9.2%, which were partially offset by additional revenue. Fuel costs increased by $3.8 million and other operating costs, including medical supplies, occupancy and professional fees increased by $7.4 million.

Insurance expense

Insurance expense for the year ended December 31, 2006 was $33.7 million, or 2.8% of net revenue, compared to $46.2 million, or 4.0% of net revenue, for the same period in 2005. The decrease is due to the continued improvement in current and prior year ultimate claims costs. As a result, a reduction of prior year insurance provisions of $13.0 million was recorded during the year ended December 31, 2006, compared to a $7.3 million reduction recorded during the same period last year.

Selling, general and administrative

Selling, general and administrative expense for the year ended December 31, 2006 was $39.9 million, or 3.4% of net revenue, compared to $40.0 million, or 3.5% of net revenue, for the year ended December 31, 2005. The decrease relates primarily to our ability to better leverage support costs across our operations.

Restructuring charges

Restructuring charges of $6.4 million were recorded during the year ended December 31, 2006, related to the re-alignment of regional, billing and certain west coast operations, and to our exit from the East Michigan market. AMR incurred restructuring charges during the year ended December 31, 2005 of $1.6 million related to the consolidation of two operating regions and the combination of the AMR and EmCare corporate overhead departments.

Laidlaw fees and compensation charges

AMR did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. Results for the year ended December 31, 2005 include $5.9 million, or 0.5% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2006 was $53.0 million, or 4.5% of net revenue, compared to $47.5 million, or 4.1% of net revenue, for the same period in 2005. The increase is attributable to additional amortization expense related to the contract intangible asset we recorded in connection with the acquisition of AMR and an increase in depreciation expense related to increased capital expenditures and changes in the composition and timing of capital expenditures.

EmCare

Net revenue

Net revenue for the year ended December 31, 2006 was $744.8 million, an increase of $99.7 million, or 15.5%, from $645.0 million in 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. During the two years ended December 31, 2006, we added 69 net new contracts, which accounted for a net revenue increase of $41.9 million for the year ended December 31, 2006. Of the 69 net new contracts added since December 31, 2004, 26 were added in 2005 resulting in an increase in 2006 net revenue of $17.0 million. Net new contracts added in 2006 totaled 43 and increased 2006 net revenue by $24.9 million. Of the 43 net new contracts added in 2006, 20 were from our acquisition of CSS in November 2006 with related net revenue totaling $1.6 million. Net revenue under our “same store” contracts (contracts in existence for the entirety of both years) increased $57.8 million in the year ended December 31, 2006 due to a 4.5% increase in patient visits and a 6.9% increase in net revenue per patient visit.

Compensation and benefits

Compensation and benefits costs for the year ended December 31, 2006 were $574.1 million, or 77.1% of net revenue, compared to $507.6 million, or 78.7% of net revenue, for the same period in 2005. Provider compensation and benefits costs increased $25.6 million from net new contract additions. “Same store” provider compensation and benefits costs increased $30.7 million due to a 4.5% increase in patient visits and a 4.8% increase in provider compensation per patient visit. The remaining variance is due to higher variable compensation costs for our billing function due to the increase in patient visits and higher payments on profitability-based incentive compensation plans for non-clinical employees.

Operating expenses

Operating expenses for the year ended December 31, 2006 were $35.6 million, or 4.8% of net revenue, compared to $27.9 million, or 4.3% of net revenue, for the same period in 2005. Operating expenses increased primarily due to the addition of net new contracts, increased patient visits at same store contracts, additional off hours radiology coverage for new contracts and increased professional fees related to various Company initiatives.

Insurance expense

Professional liability insurance expense for the year ended December 31, 2006 was $34.5 million, or 4.6% of net revenue, compared to $44.4 million, or 6.9% of net revenue, for the year ended December 31, 2005. The decrease is due to the continued improvement in current and prior year ultimate claims costs. As a result, a reduction of prior year insurance provisions of $3.9 million was recorded during the year ended December 31, 2006.

Selling, general and administrative

Selling, general and administrative expense for the year ended December 31, 2006 was $17.5 million, or 2.3% of net revenue, compared to $18.5 million, or 2.9% of net revenue, for the year ended December 31, 2005. The decrease relates primarily to our ability to better leverage support costs across our operations.

Laidlaw fees and compensation charges

EmCare did not incur Laidlaw compensation charges subsequent to the acquisition in February 2005. Results for the year ended December 31, 2005 include $8.6 million, or 1.3% of net revenue, for Laidlaw acquisition-related compensation charges incurred in January 2005.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2006 was $13.0 million, or 1.7% of net revenue, compared to $10.5 million, or 1.6% of net revenue, for the year ended December 31, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense from the contract intangible we recorded in connection with the acquisition of EmCare, as well as depreciation expense related to EmCare’s participation in Company-wide shared services initiatives.

Eleven months ended December 31, 2005 compared to eleven months ended December 31, 2004 (Predecessor)

Consolidated/Combined

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash flow provided by our operating activities and, prior to the acquisition of AMR and EmCare in 2005, related party advances from Laidlaw. We can also use our revolving senior secured credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in Item 1A, “Risk Factors” for circumstances that could affect our sources of liquidity.

We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding. Outstanding letters of credit at December 31, 2006 were $29.9 million. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands:

		Predecessor/		Predecessor
		Successor	Eleven months		Five months
	Year ended December 31,	Year ended December 31,	ended December 31,	Year ended August 31,	ended January 31,
	2006	2005	2005	2004	2005
		(unaudited)
Net cash provided (used) by:
Operating activities	$165,742	$105,283	$109,963	$127,679	$15,966
Investing activities	(113,127)	(902,813)	(909,629)	(81,516)	(21,667)
Financing activities	$(31,327)	$811,715	$803,083	$(47,328)	$10,856

Operating Activities

For the years ended December 31, 2006 and 2005, we generated cash flow from operating activities of $165.7 million and $105.3 million, respectively. Operating cash flows were positively affected by increased net income, utilization of deferred tax assets, and timing differences on insurance premium and employee compensation payments. For the year ended December 31, 2006, we had net income of $39.1 million, compared to $14.0 million for the year ended December 31, 2005. Changes in working capital contributed $24.9 million for the year ended December 31, 2006, which included a $4.7 million decrease in accounts receivable, and a $30.7 million increase in accounts payable and accrued liabilities. Working capital uses in operating cash flow were $20.3 million for the year ended December 31, 2005 including an increase in accounts receivable of $57.4 million, primarily related to hurricane revenue and income tax refunds, offset in part by increases in accrued liabilities of $36.3 million.

For the eleven months ended December 31, 2005 and fiscal year ended August 31, 2004, we generated cash flow from operating activities of $110.0 million and $127.7 million, respectively. For the eleven months ended December 31, 2005, we had net income of $20.1 million, compared to $37.3 million for fiscal 2004. The decrease in net income was primarily due to an increase in interest and amortization expense incurred in 2005 in connection with the acquisition from Laidlaw. Working capital uses in operating cash flow were $5.7 million for the eleven months ended December 31, 2005, which included a $36.6 million decrease in accounts receivable, partially offset by a $24.0 million increase in accounts payable and accrued liabilities, including a $12.3 million increase in accrued interest. Working capital uses in operating cash flow were $6.2 million for the year ended August 31, 2004 including an increase in accounts receivable of $23.8 million, offset in part by increases in accrued liabilities of $12.8 million.

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

Investing Activities

Net cash used in investing activities was $113.1 million for the year ended December 31, 2006, compared to $902.8 million for the year ended December 31, 2005. The $789.7 million decrease was attributable principally to our net cash outflow of $828.8 million to fund the acquisition of AMR and EmCare. We also had net cash outflows to fund our insurance related programs of $28.4 million in fiscal 2006 and $27.4 million for the year ended December 31, 2005. Capital expenditures were $60.4 million in fiscal 2006 and $52.8 million for the year ended December 31, 2005. Cash outflows to fund acquisitions of businesses were $23.6 million in 2006.

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

Financing Activities

For the year ended December 31, 2006, net cash used in financing activities was $31.3 million, compared to net cash provided by financing activities of $811.7 million for the year ended December 31, 2006. The decrease in net cash provided by financing activities relates primarily to borrowings under our senior secured credit facility and our issuance of senior subordinated notes in 2005. For the year ended December 31, 2005, net cash used in financing activities included financing costs of $18.3 million and repayments of debt, including capital lease and senior secured credit facility obligations totaling $134.4 million. Repayments of debt in the year ended December 31, 2006 were $27.1 million and included early repayments of $19.4 million.

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

In December 2005, we used a significant portion of the proceeds from our initial public offering of common stock to prepay $99.1 million of the term loan. We did not incur a prepayment penalty or any similar charges in connection with this prepayment. This amount is not available for future borrowings. We prepaid $19.4 million of the term loan in 2006.

Our $350.0 million term loan initially carried interest at the alternate base rate, plus a margin of 1.75%, or the LIBOR rate, plus a margin of 2.75%. We refinanced this term loan on March 29, 2005 for a term loan with identical terms except that the margins were reduced by 0.25%. The term loan is subject to quarterly amortization of principal (in quarterly installments), with 1% of the aggregate principal payable in each of the first six years, with the remaining balance due in the final year. Our $100.0 million revolving credit facility initially bears interest at the alternate base rate, plus a margin of 1.75%, or the LIBOR rate, plus a margin of 2.75%. We had no outstanding borrowings under the revolving credit facility at December 31, 2006 and 2005. Under the terms of our senior secured credit facility, our letters of credit outstanding reduce our available borrowings under the revolving credit facility. At December 31, 2006, our outstanding letters of credit totaled $29.9 million, including $16.0 million to support our self-insurance program and $13.9 million, primarily related to secure our performance under certain 911 emergency response contracts.

All amounts borrowed under our senior secured credit facility are collateralized by, among other things:

•       substantially all present and future shares of the capital stock of EMSC Management, Inc., and EmCare HoldCo, Inc., our wholly-owned subsidiaries which are the co-borrowers, and each of their present and future domestic subsidiaries and 65% of the capital stock of controlled foreign corporations (we refer in this Form 10-K to “EMSC Management, Inc.” or “EMSC Management, Inc., f/k/a AMR HoldCo, Inc.”; while the name change from AMR HoldCo, Inc. to EMSC Management, Inc. has subsequently been voided, we have continued to use these references in this Form 10-K since the voiding of the name was made after December 31, 2006);

•       substantially all present and future intercompany debt of the co-borrowers and each guarantor; and

•       substantially all of the present and future property and assets, real and personal, of the co-borrowers and each guarantor.

The agreements governing our senior secured credit facility contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries, a change in control of the company and other matters customarily restricted in such agreements. The agreement governing our senior secured credit facility also contains financial covenants, including a maximum total leverage ratio (4.75 to 1.00 as of December 31, 2006), maximum senior leverage ratio (2.75 to 1.00 as of December 31, 2006), a minimum fixed charge coverage ratio (1.05 to 1.00 as of December 31, 2006) and a maximum capital expenditure amount ($65.0 million as of December 31, 2006). The financial covenant ratios are based on adjusted EBITDA, which is the amount of our income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. These ratios are to be calculated each quarter based on the financial data for the four fiscal quarters then ending. Each financial covenant ratio and capital expenditure amount adjusts over time as set forth in our senior secured credit facility. Our failure to meet any of these financial covenants could be an event of default under our senior secured credit facility.

On March 7, 2007, we entered into Waiver and Amendment No. 2, or the Second Amendment, to our senior secured credit facility. The Second Amendment increased the threshold consideration requiring us to provide financial information to the lenders prior to an acquisition, eliminated the annual and aggregate maximum amounts we are permitted to spend on acquisitions, and extended our deadlines to provide lenders with financial forecasts of EMS LP and its subsidiaries for the immediately following fiscal year. In addition, the Second Amendment waived any potential technical non-compliance with the senior secured credit facility arising from a name change related to AMR HoldCo, Inc.

The calculated ratios and amounts for the fiscal year ended December 31, 2006 were as follows (dollars in thousands):

December 31, 2006
Total Leverage Ratio:	2.72
Consolidated Indebtedness/	$479,775
Adjusted LTM EBITDA(1)	$176,104
Senior Leverage Ratio:	1.3
Senior Indebtedness/	$229,775
Adjusted LTM EBITDA(1)	$176,104
Fixed Charge Coverage Ratio:	3.03
Fixed Charge Numerator(2)	$115,689
Fixed Charge Denominator(3)	$38,204
Capital Expenditures:	$59,513

(1)          “Adjusted LTM EBITDA” is calculated as set forth in our senior secured credit facility: our consolidated EBITDA for the four fiscal quarters ended December 31, 2006, adding back all management fees, and other specifically identified exclusions.

(2)          The numerator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: Adjusted EBITDA, less capital expenditures, for the four fiscal quarters ended December 31, 2006.

(3)          The denominator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: the sum of our consolidated interest expense, cash income taxes and principal amount of all scheduled amortization payments on all Indebtedness (as defined), including pro forma annual principal payments on our senior secured credit facility, for the four fiscal quarters ended December 31, 2006.

The indenture governing our senior subordinated notes contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries, subject to certain exceptions, to sell assets, incur additional debt or issue preferred stock, repay other debt, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. We do not expect to be in violation of our debt covenants in 2007.

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

Tabular Disclosure of Contractual Obligations and other Commitments

The following table reflects a summary of obligations and commitments outstanding as of December 31, 2006, including our borrowings under our senior secured credit facility and our senior subordinated notes.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Long-term debt(1)	$261	$530	$467	$598	$1,856
Senior secured credit facility(2)	2,305	4,610	165,388	54,169	226,472
Capital lease obligations	1,447	—	—	—	1,447
Senior subordinated notes	—	—	—	250,000	250,000
Interest on debt(3)	41,948	83,942	83,896	79,682	289,468
Operating lease obligations	29,063	36,224	25,654	28,860	119,801
Other contractual obligations(4)	11,810	12,409	4,807	803	29,829
Subtotal	86,834	137,715	280,212	414,112	918,873
Other commitments (Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	32,694	32,694
Letters of credit(5)	—	—	—	29,931	29,931
Subtotal	—	—	—	62,625	62,625
Total obligations and commitments	$86,834	$137,715	$280,212	$476,737	$981,498

(1)          Excludes capital lease obligations.

(2)          Excludes interest on our senior secured credit facility and senior subordinated notes.

(3)          Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2006 of 7.38%. See the discussion in Item 7A, “Quantitative and Qualitative Disclosures of Market Risk”, for situations that could result in changes to interest costs on our variable interest rate debt.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had $479.8 million of outstanding debt, excluding capital leases, of which $226.5 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including the $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates will affect our interest costs on variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at December 31, 2006.

We reduced the outstanding balance of our variable rate debt in fiscal 2006 through two unscheduled prepayments of the outstanding balance totaling $19.4 million.

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

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2006, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

ITEM 9B.       OTHER INFORMATION

None.

PART III.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2006.

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

3.1

Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

3.2

Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

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

3.6

Amendment to Agreement of Limited Partnership, dated December 20, 2005 by and among EMSC, Inc. and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

3.7

Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., dated December 20, 2005, by and among EMSC, Inc. and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

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

4.10	Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee.*
4.11

Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.12

Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.13

Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.14

Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

4.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.16	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.17

Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed October 11, 2005).

9.1

Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

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

10.11.1

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

10.11.2

Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005.*

10.12

Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.13

Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P. (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.15	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

**             Identifies each management compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2007.

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

Signature	Title	Date
/s/ WILLIAM A. SANGER	Chairman, Chief Executive Officer and Director	March 8, 2007
William A. Sanger	(Principal Executive Officer)

/s/ RANDEL G. OWEN	Chief Financial Officer (Principal Financial and	March 8, 2007
Randel G. Owen	Accounting Officer)

/s/ ROBERT M. LE BLANC	Director	March 8, 2007
Robert M. Le Blanc

/s/ STEVEN B. EPSTEIN	Director	March 8, 2007
Steven B. Epstein

/s/ DON S. HARVEY	Director, President and Chief Operating Officer	March 8, 2007
Don S. Harvey

/s/ JAMES T. KELLY	Director	March 8, 2007
James T. Kelly

/s/ MICHAEL L. SMITH	Director	March 8, 2007
Michael L. Smith

Exhibit Index

Exhibit No.	Description
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

3.1

Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

3.2

Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

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

3.6

Amendment to Agreement of Limited Partnership, dated December 20, 2005 by and among EMSC, Inc. and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.6 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

3.7

Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., dated December 20, 2005, by and among EMSC, Inc. and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.7 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

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

4.10	Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee.*
4.11

Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.12

Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.13

Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.9 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

4.14

Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (incorporated by reference to Exhibit 4.11 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

4.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company’s Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.16	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.17

Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company’s Registration Statement on Form S-4 filed October 11, 2005).

9.1

Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

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

10.11.1

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

10.11.2

Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005.*

10.12

Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 filed August 2, 2005).

10.13

Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P.(incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).

10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company’s Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.15	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).

21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
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

**             Identifies each management compensation plan or arrangement

Index to Financial Statements
Emergency Medical Services Corporation

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-2
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	F-3
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-4
Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	F-5
Balance Sheets as of December 31, 2006 and 2005	F-6
Statements of Operations for the year ended December 31, 2006, for the eleven months ended December 31, 2005, for the five months ended January 31, 2005 and for the year ended August 31, 2004	F-7
Statements of Changes in Equity for the year ended December 31, 2006, for the eleven months ended December 31, 2005, for the five months ended January 31, 2005 and for the year ended August 31, 2004	F-8
Statements of Cash Flows for the year ended December 31, 2006, for the eleven months ended December 31, 2005, for the five months ended January 31, 2005 and for the year ended August 31, 2004	F-10
Notes to Financial Statements	F-11

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

We have audited the accompanying consolidated balance sheet of Emergency Medical Services Corporation as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Emergency Medical Services Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Emergency Medical Services Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that Emergency Medical Services Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergency Medical Services Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Emergency Medical Services Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Emergency Medical Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Emergency Medical Services Corporation as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the year then ended and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 21, 2007

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

To the Stockholders of
Emergency Medical Services Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income (loss), changes in equity and cash flows present fairly, in all material respects, the financial position of Emergency Medical Services Corporation and its subsidiaries at December 31, 2005 and the results of their operations and their cash flows for the eleven-month period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
February 23, 2006

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

To the Stockholders of American Medical Response, Inc.
and EmCare Holdings, Inc.:

In our opinion, the accompanying combined statements of operations and comprehensive income (loss) (predecessor basis), changes in combined equity (predecessor basis) and cash flows (predecessor basis) present fairly, in all material respects, the results of operations and changes in combined equity and cash flows of American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) (collectively, the “Company”) for the five-month period ended January 31, 2005 and for the year ended August 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These combined financial statements are the responsibility of the AMR and EmCare management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
August 1, 2005, except as to the information disclosed in Note 22, as to which the date is October 7, 2005

Emergency Medical Services Corporation
Balance Sheets
(dollars in thousands, except share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$39,336	$18,048
Insurance collateral	29,724	29,766
Trade and other accounts receivable, net	416,450	411,184
Parts and supplies inventory	18,089	18,449
Prepaids and other current assets	16,417	14,413
Current deferred tax assets	12,473	23,436
Total current assets	532,489	515,296
Non-current assets:
Property, plant and equipment, net	147,162	138,037
Intangible assets, net	66,789	78,183
Non-current deferred tax assets	103,370	118,408
Insurance collateral	163,300	131,907
Goodwill	272,328	251,168
Other long-term assets	32,779	34,029
Total assets	$1,318,217	$1,267,028
Liabilities and Equity
Current liabilities:
Accounts payable	$65,172	$56,290
Accrued liabilities	231,631	214,481
Current portion of long-term debt	4,159	6,664
Total current liabilities	300,962	277,435
Long-term debt	475,616	495,520
Insurance reserves and other long-term liabilities	155,599	149,089
Total liabilities	932,177	922,044
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,262,853 and 9,247,200 issued and outstanding in 2006 and 2005, respectively)	93	92
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2006 and 2005)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2006 and 2005)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2006 and 2005)	212,361	212,361
Additional paid-in capital	114,471	112,937
Retained earnings	59,138	20,067
Accumulated other comprehensive loss	(24)	(474)
Total equity	386,040	344,984
Total liabilities and equity	$1,318,217	$1,267,028

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation
Statements of Operations and Comprehensive Income
(dollars in thousands, except per share amounts)

	Consolidated		Predecessor—Combined
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
Net revenue	$1,934,205	$1,655,485	$696,179	$1,604,598
Compensation and benefits	1,333,648	1,146,055	481,305	1,117,890
Operating expenses	294,806	233,087	94,882	218,277
Insurance expense	68,271	82,800	39,002	80,255
Selling, general and administrative expenses	57,403	54,262	21,635	47,899
Depreciation and amortization expense	66,005	54,143	18,808	52,739
Restructuring charges	6,369	1,781	—	2,115
Laidlaw fees and compensation charges	—	—	19,857	15,449
Income from operations	107,703	83,357	20,690	69,974
Interest expense	(45,605)	(47,813)	(5,644)	(9,961)
Realized gain (loss) on investments	(467)	(164)	—	(1,140)
Interest and other income	2,346	1,040	714	240
Loss on early debt extinguishment	(377)	(2,040)	—	—
Income before income taxes and equity in earnings of unconsolidated subsidiary	63,600	34,380	15,760	59,113
Income tax expense	(24,961)	(14,372)	(6,278)	(21,764)
Income before equity in earnings of unconsolidated subsidiary	38,639	20,008	9,482	37,349
Equity in earnings of unconsolidated subsidiary	432	59	—	—
Net income	39,071	20,067	9,482	37,349
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	450	(474)	(309)	1,184
Comprehensive income	$39,521	$19,593	$9,173	$38,533
Basic net income per common share	$0.94	$0.56
Diluted net income per common share	$0.92	$0.55
Average common shares outstanding, basic	41,502,632	33,621,542
Average common shares outstanding, diluted	42,528,885	34,282,176

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation
Statements of Changes in Equity
(dollars in thousands)

			Shares/Units
			Class A	Class B	Class B	LP
	Laidlaw	Laidlaw	Common	Common	Special	Exchangeable
	Payable	Investment	Stock	Stock	Voting Stock	Units
Balances September 1, 2003 (Predecessor)	$22,416	$546,144	—	—	—	—
Dividend to Laidlaw	200,000	(200,000)	—	—	—	—
Net income	—	—	—	—	—	—
Fresh-start adjustments	—	10,406	—	—	—	—
Payments made to Laidlaw, net	(35,638)	—	—	—	—	—
Unrealized holding gains	—	—	—	—	—	—
Balances August 31, 2004 (Predecessor)	186,778	356,550	—	—	—	—
Net income	—	—	—	—	—	—
Advances from Laidlaw, net	15,264	—	—	—	—	—
Unrealized holding losses	—	—	—	—	—	—
Balances January 31, 2005 (Predecessor)	$202,042	$356,550	—	—	—	—
Balances February 1, 2005	$—	$—	—	—	—	—
Partnership units issued on transaction date, net of issuance costs of $1,726	—	—	—	—	—	33,090,795
Partnership units issued during the period, net of issuance costs of $193	—	—	—	—	—	306,450
Exchange of certain partnership units for common stock	—	—	1,147,200	142,545	1	(1,289,745)
Issuance of class A common stock in initial public offering, net of issuance costs of $11,525	—	—	8,100,000	—	—	—
Equity-based compensation	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Unrealized holding losses	—	—	—	—	—	—
Balances December 31, 2005	—	—	9,247,200	142,545	1	32,107,500
Exercise of options	—	—	15,653	—	—	—
Equity-based compensation	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Unrealized holding gains	—	—	—	—	—	—
Balances December 31, 2006	$—	$—	9,262,853	142,545	1	32,107,500

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation
Statements of Changes in Equity (Continued)
(dollars in thousands)

						Accumulated
	Class A	Class B	LP	Additional	Retained	Other
	Common	Common	Exchangeable	Paid-in	Earnings	Comprehensive	Total
	Stock	Stock	Units	Capital	(Deficit)	Income (Loss)	Equity
Balances September 1, 2003 (Predecessor)	$—	$—	$—	$—	$(6,831)	$(1,190)	$560,539
Dividend to Laidlaw	—	—	—	—	—	—	—
Net income	—	—	—	—	37,349	—	37,349
Fresh-start adjustments	—	—	—	—	—	—	10,406
Payments made to Laidlaw, net	—	—	—	—	—	—	(35,638)
Unrealized holding gains	—	—	—	—	—	1,184	1,184
Balances August 31, 2004 (Predecessor)	—	—	—	—	30,518	(6)	573,840
Net income	—	—	—	—	9,482	—	9,482
Advances from Laidlaw, net	—	—	—	—	—	—	15,264
Unrealized holding losses	—	—	—	—	—	(309)	(309)
Balances January 31, 2005 (Predecessor)	$—	$—	$—	$—	$40,000	$(315)	$598,277
Balances February 1, 2005	$—	$—	$—	$—	$—	$—	$—
Partnership units issued on transaction date, net of issuance costs of $1,726	—	—	218,879	—	—	—	218,879
Partnership units issued during the period, net of issuance costs of $193	—	—	1,857	—	—	—	1,857
Exchange of certain partnership units for common stock	11	1	(8,375)	8,363	—	—	—
Issuance of class A common stock in initial public offering, net of issuance costs of $11,525	81	—	—	101,794	—	—	101,875
Equity-based compensation	—	—	—	2,780	—	—	2,780
Net income	—	—	—	—	20,067	—	20,067
Unrealized holding losses	—	—	—	—	—	(474)	(474)
Balances December 31, 2005	92	1	212,361	112,937	20,067	(474)	344,984
Exercise of options	1	—	—	103	—	—	104
Equity-based compensation	—	—	—	1,431	—	—	1,431
Net income	—	—	—	—	39,071	—	39,071
Unrealized holding gains	—	—	—	—	—	450	450
Balances December 31, 2006	$93	$1	$212,361	$114,471	$59,138	$(24)	$386,040

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation
Statements of Cash Flows
(dollars in thousands)

	Consolidated		Predecessor—Combined
	Year	Eleven months	Five months	Year
	ended	ended	ended	ended
	December 31,	December 31,	January 31,	August 31,
	2006	2005	2005	2004
Cash Flows from Operating Activities
Net income	$39,071	$20,067	$9,482	$37,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,104	56,227	18,808	53,957
(Gain) loss on disposal of property, plant and equipment	(787)	(553)	145	(446)
Equity-based compensation expense	1,431	2,780	—	—
Loss on restricted investments	—	164	197	1,140
Loss on early debt extinguishment	377	2,040	—	—
Equity in earnings of unconsolidated subsidiary	(432)	(59)	—	—
Notes payable discount	—	—	213	132
Non-cash Laidlaw allocated expense (income)	—	—	14,440	(4,505)
Deferred income taxes	24,646	14,270	6,278	21,899
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(4,740)	(36,617)	(26,057)	(23,764)
Parts and supplies inventory	360	50	78	(1,133)
Prepaids and other current assets	(1,418)	6,900	(269)	5,892
Accounts payable and accrued liabilities	30,716	23,975	(17,299)	12,843
Insurance accruals	8,414	20,719	9,950	24,315
Net cash provided by operating activities	165,742	109,963	15,966	127,679
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(60,415)	(48,933)	(14,045)	(42,787)
Proceeds from sale of property, plant and equipment	902	708	175	858
Acquisitions of businesses, net of cash received	(23,555)	—	(1,200)	—
Increase in insurance collateral	(28,363)	(39,941)	(11,677)	(36,363)
Other investing activities	(1,696)	7,312	3,780	(3,224)
Proceeds from sale of business	—	—	1,300	—
EMS LP purchase of AMR and EmCare	—	(828,775)	—	—
Net cash used in investing activities	(113,127)	(909,629)	(21,667)	(81,516)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	104	113,400	—	—
EMSC equity issuance costs	(2,408)	(9,329)	—	—
Repayments of capital lease obligations and other debt	(27,066)	(132,345)	(3,992)	(8,709)
Increase (decrease) in bank overdrafts	(1,957)	3,751	5,866	(4,544)
Borrowings under senior secured credit facility	—	350,000	—	—
Proceeds from issuance of senior subordinated notes	—	250,000	—	—
Borrowings under revolving credit facility	—	25,200	—	—
Debt issue costs	—	(18,330)	—	—
EMS LP issuance of partnership equity	—	222,655	—	—
EMS LP partnership equity issuance costs	—	(1,919)	—	—
Advances from Laidlaw	—	—	8,982	(31,133)
Decrease in other non-current liabilities	—	—	—	(2,942)
Net cash (used in) provided by financing activities	(31,327)	803,083	10,856	(47,328)
Change in cash and cash equivalents	21,288	3,417	5,155	(1,165)
Cash and cash equivalents, beginning of period	18,048	14,631	9,476	10,641
Cash and cash equivalents, end of period	$39,336	$18,048	$14,631	$9,476
Cash paid for interest	$46,130	$33,307	$488	$556
Cash paid (refunds received) for taxes	$(15,235)	$15,550	$—	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation
Notes to Financial Statements
(dollars in thousands)

1.                 General

Basis of Presentation of Financial Statements

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) to reflect the consolidated financial position, results of operations and cash flows of Emergency Medical Services Corporation (“EMSC” or the “Company”). The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services, L.P. (“EMS LP”), a Delaware limited partnership (see note 2 “Summary of Significant Accounting Policies—Equity Structure”). EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International Inc. (“Laidlaw”) on February 10, 2005 with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering (see note 12 “Equity”). For comparative purposes, the Company has included the combined financial position, results of operations and cash flows of AMR and EmCare for periods prior to and including January 31, 2005 (“Predecessor” or “Predecessor Company”).

The purchase price for AMR and EmCare was $828.8 million, subject to working capital and other purchase adjustments. To finance the acquisition, EMS LP entered into a $450 million senior secured credit facility and issued senior subordinated notes for gross proceeds of $250 million (see note 8 “Debt”). EMS LP also issued 33.2 million (post-split) partnership units for $221 million. For this reason, the Predecessor financial statements for periods prior to February 1, 2005 may not be comparable to the financial statements for periods from and including February 1, 2005.

The Company operates in two segments, AMR in the Healthcare Transportation Service business and EmCare in the Emergency Management Service business. AMR operates in 36 states, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers medical staff for large entertainment venues like stadiums and arenas, and provides telephone triage, transportation dispatch and demand management services. EmCare provides outsourced business services to hospitals primarily for emergency departments, related urgent care centers and for certain inpatient departments for 378 hospitals in 39 states. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services.

EMSC and EMS LP adopted a fiscal year ending December 31. The Predecessor had a fiscal year ending August 31. Accordingly, the financial statements presented herein include the eleven-month period beginning on the effective date of acquisition and ending December 31, 2005.

Certain prior period amounts have been reclassified to conform to the current period presentation. The current portion of Insurance Collateral recorded on the accompanying balance sheet was previously reported as restricted cash and cash equivalents—$12.0 million, restricted marketable securities—$1.7 million and as a component of other current assets—$16.1 million. The long-term portion of Insurance Collateral was previously reported as restricted long-term investments—$68.0 million and as a component of other long-term assets—$63.9 million.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

2.                 Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include EMSC, its subsidiary EMS LP, and EMS LP’s subsidiaries, AMR and EmCare. All significant intercompany transactions and balances have been eliminated.

Combination

The combined financial statements include the accounts of the Predecessor consolidated with all of their respective subsidiaries. All significant intracompany transactions and balances are eliminated.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements including, but not limited to, estimates and assumptions for accounts receivable and insurance related reserves. Actual results may differ from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents are composed of highly liquid investments with a maturity of three months or less at acquisition, and are recorded at market value.

At December 31, 2006 and 2005, bank overdrafts of $23.8 million and $25.7 million, respectively, were included in accounts payable in the accompanying balance sheets.

Insurance Collateral

Insurance collateral is principally comprised of government and investment grade securities and cash deposits with third parties and supports the Company’s insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted. Investment returns earned on these investments are reported as a component of insurance expense in the statements of operations.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Trade and Other Accounts Receivable, net

The Company determines its allowances based on payor reimbursement schedules, historical write-off experience and other economic data. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients. The following table presents accounts receivable, net and accounts receivable allowances by segment:

	December 31,
	2006	2005
Accounts receivable, net
AMR	$264,898	$256,382
EmCare	151,552	154,802
Total	$416,450	$411,184
Accounts receivable allowances
AMR
Allowance for contractual discounts	$159,367	$124,243
Allowance for uncompensated care	146,305	128,021
Total	$305,672	$252,264
EmCare
Allowance for contractual discounts	$540,033	$345,959
Allowance for uncompensated care	223,227	208,753
Total	$763,260	$554,712

The increase in the allowances and provisions for contractual discounts and uncompensated care is primarily a result of increases in the Company’s gross fee-for-service rate schedules. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

Parts and Supplies Inventory

Parts and supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies, including stretchers, oximeters and other miscellaneous items, are capitalized as inventory and expensed as used.

Property, Plant and Equipment, net

Property, plant and equipment were reflected at their estimated fair value as of February 1, 2005. Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Goodwill

The acquisition of AMR and EmCare by EMS LP resulted in $252.0 million of goodwill which has been allocated to AMR and EmCare, which are considered the Company’s reporting units for purposes of Statement of Financial Accounting Standard (“SFAS”) No. 142 Goodwill and Other Intangible Assets (“SFAS 142”).

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The Company uses an independent valuation group to determine the fair value of its operating units. The independent valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. We perform our annual goodwill impairment assessment during the third quarter each year. No impairment indicators were noted in completing the Company’s annual impairment assessment.

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management’s best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2006.

Contract Value

The Company’s contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. These assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 3 to 8 years depending on the type of contract and customer relationship.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

The Predecessor recorded a contract value intangible asset which was amortized on a straight-line basis over the average length of the contracts and expected renewal period of 10 years. In accordance with the provisions of fresh-start accounting, the reversal of the income tax valuation allowance resulted in a reduction in certain contract assets at August 31, 2004 (see note 6 “Income Taxes”).

Radio Frequencies

The radio frequency licenses total $0.6 million at December 31, 2006 and 2005. These assets are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis.

The radio frequency licenses recorded by the Predecessor were also indefinite lived intangible assets and were not amortized. In accordance with the provisions of fresh-start accounting, the reversal of the income tax valuation allowance resulted in the radio frequency asset being reduced to zero at August 31, 2004 (see note 6 “Income Taxes”).

Claims Liability and Professional Liability Reserves

We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon actuarial valuations that are prepared by our independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

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

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

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

EmCare Contractual Arrangements

EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare (“EmCare Subsidiary”) contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement (“PA Management Agreement”) with a professional association or professional corporation (“PA”), whereby the EmCare Subsidiary provides the PA with management services and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In all arrangements, decisions regarding patient care are made exclusively by the physicians. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA’s revenues over its expenses.

Each PA is wholly-owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

EmCare has determined that these management contracts met the requirements of Emerging Issues Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Entities, for consolidation. Upon adoption of FIN 46(R), Consolidation of Variable Interest Entities, the Company concluded that these management contracts resulted in a variable interest in the PAs and that the Company is the primary beneficiary. Accordingly, the consolidated financial statements of EmCare and these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs’ voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare’s relationship with the PA.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Financial Instruments and Concentration of Credit Risk

The Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management’s estimates, the carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities. other than current portion of self-insurance estimates, and long-term liabilities, other than self-insurance estimates, approximates their fair value as of December 31, 2006 and 2005. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising the Company’s customer base throughout the United States. A significant component of the Company’s revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For each of the periods presented, the Company derived approximately 30% of its net revenue from Medicare and Medicaid, 65% from insurance providers and contracted payors, and 5% directly from patients.

The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2006 was approximately $271 million with a carrying value of $250 million.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and gross revenue less contractual discount provisions as indicated, are as follows:

			Predecessor
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
AMR
Gross revenue	100%	100%	100%	100%
Provision for contractual discounts	38%	37%	35%	35%
Provision for uncompensated care	14%	14%	14%	14%
After contractual discount provisions	23%	22%	22%	21%
EmCare
Gross revenue	100%	100%	100%	100%
Provision for contractual discounts	47%	49%	42%	41%
Provision for uncompensated care	24%	20%	25%	24%
After contractual discount provisions	45%	39%	44%	41%
Total
Gross revenue	100%	100%	100%	100%
Provision for contractual discounts	43%	43%	39%	37%
Provision for uncompensated care	19%	17%	19%	18%
After contractual discount provisions	33%	29%	31%	29%

Healthcare payment is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in payment from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known. The retroactive adjustments, which increased revenue recorded in 2006, was 1.3% of consolidated net revenue compared to increased revenue adjustments of 0.6% for the eleven months ended December 31, 2005.

Subsidies and fees in connection with community contracts at AMR are recognized ratably over the service period the payment covers.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes. Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

In connection with the acquisition of AMR and EmCare, the Company made an Internal Revenue Code (“IRC”) section 338(h)(10) election for EmCare which eliminated $67 million of deferred tax assets and stepped-up the tax basis of EmCare’s assets to fair value. Differences between book and tax depreciation and amortization for these assets will create future deferred tax assets or liabilities.

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

Net Income Per Common Share

The consolidated financial statements include “basic” and “diluted” per share information. Basic per share information is calculated by dividing net income available to stockholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computation was 41.5 million for the year ended December 31, 2006 and 33.6 million for the eleven months ended December 31, 2005. The only difference in the computation of basic and diluted earnings per share is the inclusion of 1.0 million and 0.7 million potential common shares for the periods ended December 31, 2006 and 2005, respectively.

Stock Options

The Company records the expense of stock option awards over the period in which the options vest, consistent with the provisions of SFAS No. 123(R) Accounting for Stock-Based Compensation. The stock options are valued using the Black-Scholes valuation method on the date of grant. Prior to January 1, 2006, the Company recorded equity-based compensation in accordance with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Upon adoption of FIN 48, the Company anticipates it will reclassify approximately $34 million to a long-term liability and increase current deferred tax assets.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2008. Management currently is evaluating the requirements of SFAS 157 and has not yet determined the impact it will have on the Company’s financial statements.

3.                 Acquisitions

During the year ended December 31, 2006, the Company acquired four entities for a total cost of $24.7 million, which was paid primarily in cash. On July 8, 2006, the Company acquired Air Ambulance Specialists, Inc., a privately held fixed wing air ambulance company, with an effective date of July 1, 2006. AASI is based in Centennial, Colorado. On November 13, 2006, the Company acquired Clinical Staffing Solutions, a Philadelphia-based hospitalist business. The Company also purchased two local ambulance service providers. Silver Spring Ambulance Service, Inc., providing services in the Washington D.C. market, was acquired in July 2006. Lifeline Medical Services, Inc., providing services in the south Florida market, was acquired in June 2006. The Company is in the process of completing the purchase price allocation for these acquisitions and has preliminarily recorded $20.4 million of goodwill as of December 31, 2006.

4.                 Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following at December 31:

	2006	2005
Land	$2,079	$2,079
Building and leasehold improvements	19,997	11,665
Vehicles	105,788	87,082
Computer hardware and software	48,792	33,444
Other	66,216	46,525
	242,872	180,795
Less: accumulated depreciation and amortization	(95,710)	(42,758)
Property, plant and equipment, net	$147,162	$138,037

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Vehicles include certain vehicles held under capital leases with a net book value of $2.1 million and $7.2 million at December 31, 2006 and 2005, respectively. Accumulated depreciation and amortization at December 31, 2006 and 2005 includes $9.7 million and $4.6 million, respectively, relating to such vehicles. Depreciation expense, which includes amortization of assets under capital leases, was $53.1 million for the year ended December 31, 2006, $42.5 million for the eleven months ended December 31, 2005, $18.0 million for the five months ended January 31, 2005 and $43.2 million for the year ended August 31, 2004.

5.                 Intangible Assets, net

Intangible assets, net consisted of the following at December 31:

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$90,175	$(24,330)	$88,975	$(11,594)
Covenant not to compete	493	(150)	274	(72)
Total	$90,668	$(24,480)	$89,249	$(11,666)
Unamortized intangible assets
Radio frequencies	601	—	601	—
Total	$91,269	$(24,480)	$89,850	$(11,666)

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Amortization expense of intangible assets was $12.8 million for the year ended December 31, 2006, $11.7 million for the eleven months ended December 31, 2005, $0.8 million for the five months ended January 31, 2005 and $9.5 million for the year ended August 31, 2004. As a result of the reversal of the separate company tax valuation allowance as of August 31, 2004 under fresh-start accounting, AMR reduced its intangible assets to zero and EmCare reduced its intangible assets to $15.8 million. Estimated annual amortization over each of the next five years is expected to be:

2007	$12,942
2008	12,625
2009	11,453
2010	9,640
2011	9,468

6.                 Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred taxes were as follows at December 31:

	2006	2005
Current deferred tax assets (liabilities):
Accounts receivable	$(5,562)	$7,036
Accrued liabilities	17, 312	16,298
Credit carryforwards	723	102
Net current deferred tax assets	12,473	23,436
Long-term deferred tax assets (liabilities):
Intangible assets	(7,005)	(296)
Insurance and other long-term liabilities	30,982	42,140
Excess of tax over book depreciation	(4,783)	(11,093)
Interest carryforwards	65,497	70,820
Net operating loss carryforwards	18,679	16,837
	103,370	118,408
Net deferred tax assets	$115,843	$141,844

The Company has significant net deferred tax assets resulting from net operating loss (“NOL”) and interest deduction carryforwards and other deductible temporary differences that will reduce taxable income in future periods. SFAS 109 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company’s recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In association with this the Company has established reserves for income taxes in accordance with SFAS No. 5. In the first quarter of 2007, this reserve will be accounted for under FIN 48. The Company will periodically assess the amount of such reserves and adjust the reserve balances as necessary. The Company does not expect the final resolution of tax examinations to have a material impact on the Company’s financial results. During the fourth quarter of 2006, the Company was notified that Laidlaw closed its federal consolidated tax return audits, which included the AMR and EmCare entities, for the periods August 31, 2001 through August 31, 2003.

As a result of the Company’s improved financial performance during fiscal 2004, management reduced the deferred tax valuation allowance by $107.8 million during the year ended August 31, 2004. As required under fresh-start accounting, this change also resulted in a reduction in intangible assets and goodwill and an increase in Laidlaw equity of AMR.

The Company has interest carryovers of $172 million at December 31, 2006 limited by IRC Section 163(j) without expiration, and federal net operating loss carryforwards of $49 million which expire in the years 2007 to 2025. $47 million of net operating loss carryforwards are subject to AMR’s annual IRC Section 382 limitation of $1.3 million. However, AMR has a net unrealized built-in gain (“NUBIG”) and future recognition of some of these built-in gains will enable AMR to utilize its NOLs in excess of the annual limitation. Of the NOL, $2 million is attributable to EmCare’s December 31, 2005 separate return limitation year, which is not subject to either of the aforementioned Section 382 limits. The Company’s deferred tax assets related to its NOLs increased by $1.8 million from 2005 to 2006, despite utilizing NOLs in 2006. The increase is attributable to reevaluation of the NUBIG, purchase price adjustments related to the Company’s acquisition of AMR and EmCare, and favorable IRS audit adjustments to AMR’s NOLs.

The Company recorded an income tax receivable of $15.6 million as of December 31, 2005 relating to over-payments of estimated quarterly taxes. This receivable was included in trade and other accounts receivable, net on the accompanying balance sheet and was collected in 2006.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

The components of income tax expense (benefit) were as follows:

			Predecessor
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
Current tax expense
State	$—	$—	$—	$559
Federal	479	102	—	(694)
Total	479	102	—	(135)
Deferred tax expense
State	1,970	1,134	762	2,496
Federal	22,512	13,136	5,516	19,403
Total	24,482	14,270	6,278	21,899
Total tax expense
State	1,970	1,134	762	3,055
Federal	22,991	13,238	5,516	18,709
Total	$24,961	$14,372	$6,278	$21,764

A reconciliation of the provision (benefit) for income taxes at the federal statutory rate compared to the Company’s effective tax rate is as follows:

			Predecessor
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
Income tax expense (benefit) at the statutory rate	$22,412	$12,033	$5,516	$20,690
Increase (decrease) in income taxes resulting from:
State taxes, net of federal	1,971	1,182	495	1,986
Laidlaw allocations	—	—	—	(1,577)
Other	578	1,157	267	665
Provision for income taxes	$24,961	$14,372	$6,278	$21,764

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

7.                 Accrued Liabilities

Accrued liabilities were as follows at December 31:

	2006	2005
Accrued wages and benefits	$71,578	$61,646
Accrued paid time-off	22,816	21,673
Current portion of self-insurance reserve	57,596	58,379
Accrued restructuring	5,738	1,732
Current portion of compliance and legal	4,910	14,244
Accrued billing and collection fees	5,085	4,176
Accrued profit sharing	19,695	10,260
Accrued interest	11,810	12,335
Other	32,403	30,036
Total accrued liabilities	$231,631	$214,481

8.                 Debt

On February 10, 2005, the Company issued $250.0 million of senior subordinated unsecured notes and entered into a $450.0 million Senior Secured Credit Facility (“Credit Facility”) agreement.

The senior subordinated notes have a fixed interest rate of 10%, payable semi-annually and mature in February 2015. The senior subordinated notes are general unsecured obligations of the issuers, EMSC Management, Inc. and EmCare HoldCo, Inc., and are guaranteed by EMSC, EMS LP and each of EMSC’s domestic subsidiaries. AMR and its subsidiaries are wholly-owned subsidiaries of EMSC Management, Inc. and EmCare and its subsidiaries are wholly-owned subsidiaries of EmCare HoldCo, Inc.

The Credit Facility consists of a $350.0 million senior secured term loan and a $100.0 million Senior Secured Revolving Credit Facility commitment, (“Revolving Facility”), each collateralized by a pledge of 100% of the capital stock of the Company and its direct and indirect domestic subsidiaries, 65% of the capital stock of any direct foreign subsidiaries and an interest in substantially all tangible and intangible assets of EMS LP and its subsidiaries. The term loan matures in February 2012 and requires quarterly principal payments of $0.6 million. The Revolving Facility was established to fund the Company’s working capital and letter of credit needs and requires principal and interest to be paid at maturity in February 2011. The Revolving Facility is also subject to an annual commitment fee of 0.5% on unutilized commitments. Under the terms of the agreement, the Company may select between various interest rate arrangements based on LIBOR or the Prime Rate plus additional basis points ranging from 1% to 3%, determined by reference to a leverage ratio. At December 31, 2006, net of letters of credit outstanding of $29.9 million, the maximum available under the Revolving Facility was $70.1 million. There were no borrowings under the Revolving Facility at December 31, 2006 and 2005.

The Credit Facility agreement contains various customary operating and financial covenants. The more restrictive of these covenants limit the Company and its subsidiaries’ ability to create liens on assets; make certain investments, loans, guarantees or advances; incur additional indebtedness or issue capital stock; engage in mergers, acquisitions or consolidations; dispose of assets; pay dividends, repurchase equity interest or make other restricted payments; change the business conducted by the Company; engage in transactions with affiliates; and repay certain indebtedness, including the senior unsecured notes, or amend

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

or otherwise modify agreements governing the subordinated indebtedness. The financial maintenance covenants establish a maximum leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and an annual capital expenditure limit. The Company is in compliance with its debt covenants as of December 31, 2006.

The Company paid approximately $18.3 million in debt issuance costs that are being amortized using the effective interest method. In connection with the initial public offering discussed in note 12 “Equity,” the Company used net proceeds from the offering to pay down a portion of the Credit Facility and wrote-off $2.0 million of unamortized debt issuance costs. The Company made unscheduled payments on the Credit Facility totaling $19.4 million during the year ended December 31, 2006 and wrote off $0.4 million of unamortized debt issuance costs.

Long-term debt and capital lease obligations consisted of the following at December 31:

	2006	2005
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (7.38% at December 31, 2006)	226,472	248,250
Notes due at various dates from 2004 to 2022 with interest rates from 6% to 10%	1,856	856
Capital lease obligations due at various dates from 2006 to 2007 (see note 13 “Commitments and Contingencies”)	1,447	3,078
	479,775	502,184
Less current portion	(4,159)	(6,664)
Total long-term debt	$475,616	$495,520

The aggregate amount of minimum payments required on long-term debt and capital lease obligations in each of the years indicated is as follows:

Year ending December 31,
2007	$4,159
2008	2,565
2009	2,576
2010	2,598
2011	163,257
Thereafter	304,620
$479,775

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

9.                 Restructuring Charges

The activity in the accrued restructuring balance is as follows:

	2002 Plan			2004 Plan	2005 Plan	2006 Plans
	Severance	Lease	Total	Severance	Severance	Severance	Lease	Total	Total
Predecessor
Incurred	$1,517	$2,260	$3,777						$3,777
Paid	(456)	(149)	(605)						(605)
August 31, 2002	1,061	2,111	3,172						3,172
Paid	(559)	(561)	(1,120)						(1,120)
August 31, 2003	502	1,550	2,052						2,052
Incurred	—	—	—	$2,115					2,115
Paid	(502)	(566)	(1,068)	(1,488)					(2,556)
August 31, 2004	—	984	984	627					1,611
Paid	—	(238)	(238)	(255)					(493)
January 31, 2005	$—	$746	$746	$372					$1,118
February 1, 2005	$—	$746	$746	$372					$1,118
Adjustment	—	287	287	—					287
Incurred	—	—	—	—	$1,494				1,494
Paid	—	(567)	(567)	(372)	(228)				(1,167)
December 31, 2005	—	466	466	—	1,266				1,732
Incurred	—	—	—	—	—	$5,618	$751	$6,369	6,369
Paid	—	(286)	(286)	—	(1,266)	(811)	—	(811)	(2,363)
December 31, 2006	$—	$180	$180	$—	$—	$4,807	$751	$5,558	$5,738

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

As part of a plan to merge the national support functions of AMR and EmCare, EMSC recorded a restructuring charge of $0.6 million for severance costs in the fourth quarter of fiscal 2005. In addition to this EMSC restructuring, in 2005 AMR was re-aligned from three into two geographic regions and a resulting severance charge of $0.9 million was recorded. The final severance payments under the restructuring plan were paid in 2006.

As part of a plan to re-align the operations and billing function of AMR and to exit the East Michigan market, the Company recorded a restructuring charge of $6.4 million during 2006. Lease termination costs accounted for $0.8 million and the remaining $5.6 million related to one-time termination benefits.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

One-time termination benefits associated with the plan are expected to be completed by December 2007. Lease termination costs are expected to be completed by December 2015.

10.          Retirement Plans and Employee Benefits

AMR maintains three 401(k) plans (the “AMR Plans”) for its employees and employees of its subsidiaries who meet the eligibility requirements set forth in the AMR Plans. Employees may contribute a maximum of 40% of their compensation up to a maximum of $14 thousand. Generally, 50% of the contribution is matched by AMR up to a maximum of 3% to 6% of the employee’s salary per year, depending on the plan. AMR’s contributions to the AMR Plans were $10.4 million for the year ended December 31, 2006, $8.7 million for the eleven months ended December 31, 2005, $3.7 million for the five months ended January 31, 2005 and $8.1 million for the year ended August 31, 2004. Contributions are included in compensation and benefits on the accompanying statements of operations.

EmCare established the EmCare Holdings Inc. 401(k) Savings Plan (the “EmCare Plan”) in 1994 to provide retirement benefits to its employees. Employees may elect to participate in the EmCare Plan at the beginning of each calendar quarter and may contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service. EmCare contributes 50% of the first 6% of base compensation that a participant contributes to the EmCare Plan during any calendar year. The EmCare Plan follows a calendar year-end. Accordingly, EmCare makes its matching contributions based on eligible employee contributions for each calendar year. EmCare contributed $0.3 million during the year ended December 31, 2006, $0.3 million during the eleven months ended December 31, 2005 and $0.1 million to the EmCare Plan during the five months ended January 31, 2005. EmCare contributed $0.5 million during calendar year 2004.

In fiscal 2004, Laidlaw issued Value Appreciation Rights (“VARs”) to various employees of AMR and EmCare. There were no VARs issued prior to fiscal 2004. The VARs were scheduled to vest 100% on the third anniversary of the date of the grant. The VARs’ value was based on prescribed formulas that estimated changes in the enterprise values of AMR and EmCare. The Predecessor Company recognized compensation expense on a straight-line basis over the vesting period with compensation expense of $4.1 million for fiscal 2004. The Company recognized $15.3 million of expense related to the VARs for the period ended January 31, 2005, which amount is included in Laidlaw fees and compensation charges. This expense related to EMS LP’s purchase of AMR and EmCare discussed in note 1 “General” and was funded by Laidlaw in accordance with the terms of the purchase agreements. The VAR program was terminated in connection with EMS LP’s purchase of AMR and EmCare in February 2005 and employees and executives will earn no further rights.

11.          Equity Based Compensation

Under the Company’s Equity Option Plan approved in February 2005, key employees were granted options to purchase partnership units of EMS LP. In accordance with the terms of the Equity Option Plan, the terms of these options were adjusted to reflect the Company’s initial public offering and reorganization (see note 12 “Equity”) in the fourth quarter of 2005. The options permit the employees to purchase class A common shares at an exercise price of $6.67 per share and vest ratably generally over a period of 4 years. In addition, certain performance measures must be met for 50% of the options to become exercisable. The Company recorded a compensation charge of $1.2 million for the year ended December 31, 2006 and

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

$1.0 million for the eleven months ended December 31, 2005 associated with the grant of these options. The following table summarizes the status of options under the Equity Option Plan, as well as options granted to certain directors (with similar terms) as of December 31, 2006:

	Class A Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,528,719	$6.77
Granted at fair value	—	—
Exercised	15,653	6.67
Expired	—	—
Forfeited	155,159	$6.67
Outstanding at end of year	3,357,907	$6.77
Exercisable at end of year	517,507	$6.67

The range of exercise prices of the outstanding exercisable options are as follows at December 31, 2006:

Weighted Average Exercise Price	Number of Exercisable Shares	Number of Outstanding Shares	Weighted Average Remaining Life in Years
$6.67	512,819	3,320,407	8.19
$16.00	4,688	37,500	8.95

The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 0% volatility (because the options were granted by EMS LP as a private company), risk free rates ranging from 3.53% to 3.88%, 0% dividend yield and terms of 4 and 5 years. The weighted average fair value of options granted during the eleven months ended December 31, 2005 was $1.40. There were no options granted in 2006.

The Company recorded a charge totaling $1.8 million associated with partnership units sold and certain options to purchase equity issued to employees and officers of the Company. This non-cash expense was recorded as a component of compensation and benefits on the accompanying statement of operations for the eleven months ended December 31, 2005.

In June 2006, the board of directors adopted an equity compensation program for non-employee directors of the Company, other than the Chair of the Compliance Committee (“Directors’ Plan”). Non-employee directors were granted 8,000 Restricted Stock Units (“RSUs”) on June 1, 2006, each RSU representing one share of the Company’s class A common stock. Immediately following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $0.1 million on the date of grant, based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of the Company’s class A common stock (one share for each RSU). Each non-employee director (other than the Chair of the Compliance Committee) is also entitled to an annual cash retainer of $50 thousand to be paid in four quarterly

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

installments. The Directors’ Plan and RSU grants on June 1, 2006 are both subject to stockholder approval at the 2007 annual stockholders meeting. In connection with this plan, the Company expensed $0.2 million for the year ended December 31, 2006.

12.          Equity

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

Preferred Stock

The Company’s board of directors may, without further action by stockholders, from time to time direct the issuance of up to 20 million shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

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

The class B units of EMS LP had no voting rights and transfer of the units was restricted. Prior to a qualified public offering, if the employment of a holder of class B units was terminated because of death, disability or by the Company without cause, the holder had the right to either retain his class B units, or to

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

“put” his class B units to the Company and require the Company to purchase his class B units. The Company had the right to “call” the class B units and require the holder to sell his/her class B units to the Company. The Company’s “call” right was also exercisable upon a holder’s termination for cause. At June 30, 2005 and September 30, 2005, the Company recorded the repurchase price associated with the put right of $1.8 million and $1.2 million, respectively (see note 17 “Net Income per Common Share”). These put and call rights expired upon the completion of the Company’s public offering in the fourth quarter of 2005.

Voting Rights

Generally, on all matters on which the holders of common stock are entitled to vote, the holders of the class A common stock, the class B common stock and the class B special voting stock vote together as a single class. On all matters with respect to which the holders of our common stock are entitled to vote, each outstanding share of class A common stock is entitled to one vote, each outstanding share of class B common stock is entitled to ten votes and the one share of class B special voting stock is entitled to a number of votes equal to the number of votes that could be cast if all of the then outstanding LP exchangeable units were exchanged for class B common stock. If the Minimum Hold Condition is no longer satisfied, the number of votes per share of class B common stock will be reduced automatically to one vote per share. The Minimum Hold Condition is satisfied so long as the aggregate of the numbers of outstanding shares of class B common stock and LP exchangeable units is at least 10% of the total number of shares of common stock and LP exchangeable units outstanding.

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

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

LP Exchangeable Units

The LP exchangeable units are issued by EMS LP. Each LP exchangeable unit is exchangeable at any time into one share of class B common stock at the option of the holder and is substantially equivalent economically to a share of class B common stock. The holders of the LP exchangeable units have the right to receive distributions, on a per unit basis, in amounts (or property in the case of non-cash dividends), which are the same as, or economically equivalent to, and which are payable at the same time as, dividends declared on the class B common stock (or dividends that would be required to be declared if class B common stock were outstanding). These holders also have the right to vote, through the trustee holder of the class B special voting stock, at all stockholder meetings at which holders of the class B common stock or class B special voting stock are entitled to vote, and the right to participate on a pro rata basis with the class B common stock in the distribution of assets of the Company, upon specified events relating to the voluntary or involuntary liquidation, dissolution, winding up or other distribution of the assets, through the mandatory exchange of LP exchangeable units for shares of class B common stock. The LP exchangeable units have been included as common stock equivalents in the basic and diluted earnings per share calculations.

13.          Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $43.4 million, $31.1 million, $12.4 million and $27.9 million for the year ended December 31, 2006, for the eleven months ended December 31, 2005, for the five months ended January 31, 2005 and for the year ended August 31, 2004, respectively.

In addition, the Company leases certain vehicles under capital leases. Assets under capital lease are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Future commitments under non-cancelable capital and operating leases for vehicle, premises, equipment and other recurring commitments are as follows:

		Operating
	Capital	Leases &
	Leases	Other
Year ending December 31,
2007	$1,484	$40,873
2008	—	27,610
2009	—	21,023
2010	—	16,471
2011	—	13,990
Thereafter	—	29,663
	1,484	$149,630
Less imputed interest	(37)
Total capital lease obligations	1,447
Less current portion	(1,447)
Long-term capital lease obligations	$—

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

Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice (“DOJ”) that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the “medical necessity” requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR’s hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement (“CIA”) which is effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, AMR is required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; contractual safeguards nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events. Under the provisions of the purchase agreement for the acquisition of AMR, EMSC and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the CIA. The net difference in what was reserved as part of purchase accounting and what was ultimately paid in settlement of this matter was recorded as a reduction of goodwill and totaled $2.1 million.

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

On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company’s Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, AMR paid the $1.8 million in alleged overpayments. However, the Company disagrees with the OIG’s finding and has filed an administrative appeal. If AMR is successful in the administrative appeal the Company may be entitled to repayment of all or part of the $1.8 million.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Letters of Credit

At December 31, 2006 and 2005, the Company had $29.9 million and $27.3 million, respectively, in outstanding letters of credit.

Other Legal Matters

EmCare entered into a settlement agreement with respect to June Belt, et. al. v. EmCare, Inc., et. al brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The suit was filed on February 25, 2003 in the Eastern District of Texas. Pursuant to the settlement agreement, EmCare will pay $1.7 million in satisfaction of all claims in the lawsuit.

AMR and the City of Stockton, California are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The parties were unable to agree on the final terms of a joint bid. AMR was awarded the San Joaquin contract. While the Company is unable at this time to estimate the amount of potential damages, it believes that Stockton may claim as damages a portion of the Company’s profit on the contract or the profit Stockton might have realized had the joint venture proceeded. Management believes the outcome of this lawsuit will not have a material adverse effect on the Company.

In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company is in the process of producing documents in response to the subpoena.

14.          Transactions with Onex

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, its principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the year ended December 31, 2006 and for the eleven months ended December 31, 2005, $1.0 million and $0.9 million, respectively, has been expensed and included as a component of general and administrative expenses on the accompanying statements of operations.

15.          Transactions with Laidlaw

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

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Laidlaw charges or cost allocations included in the accompanying statements of operations include the following:

	Predecessor
	Five months ended January 31, 2005	Year ended August 31, 2004
Allocated insurance expense (income)	$—	$(4,505)
Direct insurance expense	17,069	40,554
Laidlaw fees and compensation charges	19,857	15,449
Interest	$4,480	$6,225

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

Management costs were calculated using a formula based upon the Predecessor’s share of Laidlaw’s consolidated revenue and represent Laidlaw’s general and administrative costs incurred for the benefit of the Predecessor. Laidlaw fees and compensation charges include $15.3 million and $4.1 million of charges related to incentive plans for management of the Predecessor for the five months ended January 31, 2005 and for the year ended August 31, 2004, respectively.

Interest expense has been recorded by the Predecessor based on an average intercompany balance and applicable interest rates (prime + 2%).

On March 1, 2004, AMR declared a $200 million dividend payable to Laidlaw. The dividend was recorded as an increase in the Laidlaw payable account and as a decrease to Laidlaw investment on the balance sheet. There were no specific repayment terms related to the Laidlaw payable account which was included as a component of equity.

As described in note 16 “Insurance,” Laidlaw also maintains insurance-related deposits on behalf of AMR.

16.          Insurance

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (medical malpractice) programs for EmCare. In those instances where the Company has obtained third-party insurance coverage, either directly through an independent outside party or through participation in a Laidlaw-administered program, the Company normally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2006.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. General liability claims are not discounted.

The Company’s most recent actuarial valuation was completed in December 2006. As a result of this and previous actuarial valuations, the Company recorded reductions in its provisions for insurance liabilities of approximately $16.9 million in fiscal 2006 related to reserves for losses in prior years. During the eleven months ended December 31, 2005, the Company recorded reductions in insurance liabilities of approximately $7.3 million related to reserves for losses in prior years. Fiscal 2004 expense was reduced by a $3.8 million experience refund received during the year.

Provisions for insurance expense included in the statements of operations includes annual provisions determined in consultation with third-party actuaries, premiums paid to third-party insurers net of retrospective policy adjustments, interest accretion and earnings/loss on investments.

The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2006
Automobile	$7,671	$9,642	$17,313
Workers compensation	14,751	29,728	44,479
General/ Professional liability	35,174	110,605	145,779
	$57,596	$149,975	$207,571
December 31, 2005
Automobile	$4,930	$11,677	$16,607
Workers compensation	11,569	35,216	46,785
General/ Professional liability	41,880	97,248	139,128
	$58,379	$144,141	$202,520

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Certain insurance programs also require the Company to maintain deposits with third-party insurers, with trustees or with Laidlaw to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government securities and investment grade securities. These investments are designated as available-for-sale and reported at fair value. Investment income/loss earned on these investments is reported as a component of insurance expense in the statements of operations. The following table summarizes these deposits and restricted investments:

	2006	2005
Restricted cash and cash equivalents	$3,321	$12,017
Restricted marketable securities	1,504	1,657
Short-term insurance collateral at Laidlaw	5,685	6,583
Other short-term insurance collateral	19,214	9,509
Insurance collateral—short-term	$29,724	$29,766
Restricted long-term investments	$95,307	$67,973
Long-term insurance collateral at Laidlaw	21,476	27,157
Other long-term insurance collateral	46,517	36,777
Insurance collateral—long-term	$163,300	$131,907

17.          Net Income Per Common Share

The calculation of basic net income per common share and diluted net income per common share is presented below for the eleven months ended December 31, 2006 and 2005 (dollars in thousands except for per share amounts):

	2006	2005
Basic earnings per common share computation
Numerator:
Net income	$39,071	$20,067
Accretion of put right (see note 12 “Equity”)	—	(1,213)
Net income available to stockholders	39,071	18,854
Denominator:
Basic average shares outstanding
Common stock and LP exchangeable units	41,502,632	33,621,542
Basic earnings per common share	$0.94	$0.56
Diluted earnings per share computation
Numerator:
Net income	$39,071	$20,067
Accretion of put right	—	(1,213)
Net income available to stockholders	39,071	18,854
Denominator:
Basic average shares outstanding	41,502,632	33,621,542
Incremental shares from assumed exercise of stock options and RSUs	1,026,253	660,634
Diluted average common shares outstanding	42,528,885	34,282,176
Diluted earnings per common share	$0.92	$0.55

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

We excluded 37,500 potential common shares from the calculation of diluted earnings per share in 2005 because they were antidilutive.

18.          Supplemental Cash Flow Information

			Predecessor
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
Finance and investing activities not requiring the use of cash:
Dividend to Laidlaw	$—	$—	$—	$200,000
Leasehold improvement allowance	1,469	3,100	—	—
Reduction of deferred tax asset valuation allowance through:
Reduction of ambulance service contracts and other intangibles	—	—	—	124,977
Reduction of associated deferred tax asset	—	—	—	(27,606)
Laidlaw equity	$—	$—	$—	$10,406

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

19.          Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and emergency management services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The emergency management services reportable segment provides outsourced business services to hospitals primarily for emergency departments, urgent care centers and for certain inpatient departments. The Chief Executive Officer has been identified as the chief operating decision maker (CODM) for purposes of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as he assesses the performance of the business units and decides how to allocate resources to the business units. Pre-tax income from continuing operations before interest, taxes and depreciation and amortization (“Segment EBITDA”) is the measure of profit and loss that the CODM uses to assess performance and make decisions. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see note 2 “Summary of Significant Accounting Policies”).

			Predecessor
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
Healthcare Transportation Services
Revenue	$1,189,447	$1,059,725	$455,059	$1,054,800
Income from operations	37,647	49,314	17,465	41,928
EBITDA	90,671	93,404	33,859	85,557
Goodwill	130,268	128,222	—	—
Intangible assets, net	31,066	35,489	679	—
Total identifiable assets	817,715	807,874	645,441	628,635
Capital expenditures	$44,006	$44,992	$12,054	$38,573
Emergency Management Services
Revenue	$744,758	$595,760	$241,120	$549,798
Income from operations	70,056	34,065	3,225	28,046
EBITDA	83,037	44,096	5,639	37,156
Goodwill	142,060	122,946	—	—
Intangible assets, net	35,723	42,694	15,396	15,758
Total identifiable assets	446,590	443,435	338,069	320,964
Capital expenditures	$4,933	$2,465	$1,991	$4,214
Segment Totals
Revenue	$1,934,205	$1,655,485	$696,179	$1,604,598
Income from operations	107,703	83,379	20,690	69,974
EBITDA	173,708	137,500	39,498	122,713
Goodwill	272,328	251,168	—	—
Intangible assets, net	66,789	78,183	16,075	15,758
Total identifiable assets	1,264,305	1,251,309	983,510	949,599
Capital expenditures	$48,939	$47,457	$14,045	$42,787

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

The reconciliation of EBITDA to net income for each year is as follows:

			Predecessor
	Year ended December 31, 2006	Eleven months ended December 31, 2005	Five months ended January 31, 2005	Year ended August 31, 2004
EBITDA	$173,708	$137,500	$39,498	$122,713
Depreciation and amortization expense	(66,005)	(54,143)	(18,808)	(52,739)
Interest expense	(45,605)	(47,813)	(5,644)	(9,961)
Realized gain (loss) on investments	(467)	(164)	—	(1,140)
Interest and other income	2,346	1,040	714	240
Loss on early debt extinguishment	(377)	(2,040)	—	—
Income tax expense	(24,961)	(14,372)	(6,278)	(21,764)
Equity in earnings of unconsolidated subsidiary	432	59	—	—
Net income	$39,071	$20,067	$9,482	$37,349

A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows:

	2006	2005
As of December 31,
Segment total identifiable assets	$1,264,305	$1,251,309
Corporate cash	35,598	13,786
Other corporate assets	18,314	1,933
Total identifiable assets	$1,318,217	$1,267,028

Other corporate assets principally consist of property, plant and equipment, and other assets.

	Year ended December 31, 2006	Eleven months ended December 31, 2005
Segment total capital expenditures	$48,939	$47,457
Corporate capital expenditures	11,476	1,476
Total capital expenditures	$60,415	$48,933

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

20.          Quarterly financial information (unaudited)

Selected unaudited quarterly financial data for the year ended December 31, 2006 and the eleven months ended December 31, 2005 as follows (in millions, except per share amounts):

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Revenue	$469.1	$478.5	$485.7	$500.9	$1,934.2
Operating income	23.0	28.7	27.9	28.1	107.7
Net income	7.3	10.7	10.3	10.8	39.1
Basic earnings per share	0.17	0.26	0.25	0.26	0.94
Diluted earnings per share	$0.17	$0.25	$0.24	$0.25	$0.92

2005	1st Qtr.(1)	2nd Qtr.	3rd Qtr.	4th Qtr.	Total
Revenue	$286.4	$445.0	$456.2	$467.9	$1,655.5
Operating income	17.0	22.6	19.3	24.4	83.4
Net income	4.5	6.5	3.0	6.1	20.1
Basic earnings per share	0.14	0.14	0.11	0.17	0.56
Diluted earnings per share	$0.14	$0.14	$0.11	$0.17	$0.55

(1)          First quarter 2005 represents the two months beginning on the effective date of the purchase of AMR and EmCare by EMS LP and ending March 31, 2005.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

21.          Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances	Valuation Allowance for Deferred Tax Assets	Total
Balance at September 1, 2003—Predecessor	$258,768	$487,591	$746,359	$155,952	$902,311
Additions	1,361,708	666,116	2,027,824	—	2,027,824
Reductions	(1,349,005)	(542,429)	(1,891,434)	(155,952)	(2,047,386)
Balance at August 31, 2004—Predecessor	271,471	611,278	882,749	—	882,749
Additions	632,959	312,310	945,269	—	945,269
Reductions	(589,567)	(242,284)	(831,851)	—	(831,851)
Balance at January 31, 2005—Predecessor	$314,863	$681,304	$996,167	$—	$996,167
Balance at February 1, 2005	$314,863	$681,304	$996,167	$—	$996,167
Additions	1,752,254	684,614	2,436,868	—	2,436,868
Reductions	(1,596,915)	(1,029,144)	(2,626,059)	—	(2,626,059)
Balance at December 31, 2005	470,202	336,774	806,976	—	806,976
Additions	2,126,111	950,639	3,076,750	—	3,076,750
Reductions	(1,896,913)	(917,881)	(2,814,794)	—	(2,814,794)
Balance at December 31, 2006	$699,400	$369,532	$1,068,932	$—	$1,068,932

Additions to the Company’s valuation and qualifying accounts are primarily related to income statement provisions and balances added from acquisitions. Reductions to these accounts are primarily related to write-off activity and release of tax asset valuation allowances.

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

22.          Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare, described in note 1 “General—Basis of Presentation”, in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under the Senior Facility. Its wholly-owned subsidiaries, EMSC Management, Inc. and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the Senior Facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of EMSC Management, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the Senior Facility include a full, unconditional and joint and several guarantee by all of EMSC, EMS LP and EMSC’s domestic subsidiaries. All of the operating income and cash flow of EMSC, EMS LP, EMSC Management, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and Senior Facility are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, EMSC Management, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating and combining financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Consolidating Balance Sheet
As of December 31, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$39,329	$7	$—	$39,336
Insurance collateral	—	—	—	—	24,912	4,812	—	29,724
Trade and other accounts receivable, net	—	—	—	—	415,290	1,160	—	416,450
Parts and supplies inventory	—	—	—	—	18,089	—	—	18,089
Other current assets	—	—	—	—	16,972	394	(949)	16,417
Current deferred tax assets	—	—	—	—	9,310	3,163	—	12,473
Current assets	—	—	—	—	523,902	9,536	(949)	532,489
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	147,162	—	—	147,162
Intercompany receivable	400	114,165	282,691	193,177	—	—	(590,433)	—
Intangible assets, net	—	—	—	—	66,789	—	—	66,789
Non-current deferred tax assets	—	—	—	—	104,501	(1,131)	—	103,370
Insurance collateral	—	—	—	—	59,599	103,701	—	163,300
Goodwill	—	—	—	—	271,870	458	—	272,328
Other long-term assets	—	—	8,590	3,838	20,351	—	—	32,779
Investment and advances in subsidiaries	385,640	271,475	206,969	64,492	6,696	—	(935,272)	—
Assets	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$65,172	$—	$—	$65,172
Accrued liabilities	—	—	6,515	5,295	192,501	27,320	—	231,631
Current portion of long-term debt	—	—	1,656	744	1,759	—	—	4,159
Current liabilities	—	—	8,171	6,039	259,432	27,320	—	300,962
Long-term debt	—	—	283,110	190,962	1,544	—	—	475,616
Other long-term liabilities	—	—	—	—	78,000	78,548	(949)	155,599
Intercompany	—	—	—	—	590,433	—	(590,433)	—
Liabilities	—	—	291,281	197,001	929,409	105,868	(591,382)	932,177
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	326,526	189,394	22,967	212,361	—	(751,248)	212,361
Additional paid-in capital	114,471	—	—	—	—	6,690	(6,690)	114,471
Retained earnings	59,138	59,138	17,575	41,563	59,124	—	(177,400)	59,138
Comprehensive income (loss)	(24)	(24)	—	(24)	(24)	(24)	96	(24)
Equity	386,040	385,640	206,969	64,506	271,461	6,696	(935,272)	386,040
Liabilities and Equity	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

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

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Consolidating Statement of Operations
For the year ended December 31, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,934,205	$38,446	$(38,446)	$1,934,205
Compensation and benefits	—	—	—	—	1,333,648	—	—	1,333,648
Operating expenses	—	—	—	—	294,806	—	—	294,806
Insurance expense	—	—	—	—	68,738	37,979	(38,446)	68,271
Selling, general and administrative expenses	—	—	—	—	57,403	—	—	57,403
Depreciation and amortization expense	—	—	—	—	66,005	—	—	66,005
Restructuring charge	—	—	—	—	6,369	—	—	6,369
Income from operations	—	—	—	—	107,236	467	—	107,703
Interest expense	—	—	—	—	(45,605)	—	—	(45,605)
Realized loss on investments	—	—	—	—	—	(467)	—	(467)
Interest and other income	—	—	—	—	2,346	—	—	2,346
Loss on early debt extinguishment	—	—	—	—	(377)	—	—	(377)
Income before income taxes	—	—	—	—	63,600	—	—	63,600
Income tax expense	—	—	—	—	(24,961)	—	—	(24,961)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	38,639	—	—	38,639
Equity in earnings of unconsolidated subsidiaries	39,071	39,071	6,781	32,290	432	—	(117,213)	432
Net income	$39,071	$39,071	$6,781	$32,290	$39,071	$—	$(117,213)	$39,071

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Consolidating Statement of Operations
For the eleven months ended December 31, 2005

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,655,485	$34,539	$(34,539)	$1,655,485
Compensation and benefits	—	—	—	—	1,146,055	—	—	1,146,055
Operating expenses	—	—	—	—	233,087	—	—	233,087
Insurance expense	—	—	—	—	82,964	34,375	(34,539)	82,800
Selling, general and administrative expenses	—	—	—	—	54,262	—	—	54,262
Depreciation and amortization expense	—	—	—	—	54,143	—	—	54,143
Restructuring charge	—	—	—	—	1,781	—	—	1,781
Income from operations	—	—	—	—	83,193	164	—	83,357
Interest expense	—	—	—	—	(47,813)	—	—	(47,813)
Realized loss on investments	—	—	—	—	—	(164)	—	(164)
Interest and other income	—	—	—	14	1,026	—	—	1,040
Loss on early debt extinguishment	—	—	—	—	(2,040)	—	—	(2,040)
Income before income taxes	—	—	—	14	34,366	—	—	34,380
Income tax expense	—	—	—	—	(14,372)	—	—	(14,372)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	14	19,994	—	—	20,008
Equity in earnings of unconsolidated subsidiary	20,067	20,067	10,795	9,258	59	—	(60,187)	59
Net income	$20,067	$20,067	$10,795	$9,272	$20,053	$—	$(60,187)	$20,067

Predecessor
Combining Statement of Operations
For the five months ended January 31, 2005

		Issuer	Issuer
		AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$696,179	$15,913	$(15,913)	$696,179
Compensation and benefits	—	—	—	481,305	—	—	481,305
Operating expenses	—	—	—	94,882	—	—	94,882
Insurance expense	—	—	—	39,002	15,913	(15,913)	39,002
Selling, general and administrative expenses	—	—	—	21,635	—	—	21,635
Laidlaw fees and compensation charges	—	—	—	19,857	—	—	19,857
Depreciation and amortization expense	—	—	—	18,808	—	—	18,808
Income from operations	—	—	—	20,690	—	—	20,690
Interest expense	—	—	—	(5,644)	—	—	(5,644)
Interest and other income	—	—	—	714	—	—	714
Income before income taxes	—	—	—	15,760	—	—	15,760
Income tax expense	—	—	—	(6,278)	—	—	(6,278)
Net income	$—	$—	$—	$9,482	$—	$—	$9,482

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Predecessor
Combining Statement of Operations
For the year ended August 31, 2004

		Issuer	Issuer
		AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$1,604,598	$29,803	$(29,803)	$1,604,598
Compensation and benefits	—	—	—	1,117,890	—	—	1,117,890
Operating expenses	—	—	—	218,277	—	—	218,277
Insurance expense	—	—	—	81,395	28,663	(29,803)	80,255
Selling, general and administrative expenses	—	—	—	47,899	—	—	47,899
Laidlaw fees and compensation charges	—	—	—	15,449	—	—	15,449
Depreciation and amortization expense	—	—	—	52,739	—		52,739
Restructuring charges	—	—	—	2,115	—	—	2,115
Income from operations	—	—	—	68,834	1,140	—	69,974
Interest expense	—	—	—	(9,961)	—	—	(9,961)
Realized loss on investments	—	—	—	—	(1,140)	—	(1,140)
Interest and other income	—	—	—	240	—	—	240
Income before income taxes	—	—	—	59,113	—	—	59,113
Income tax expense	—	—	—	(23,399)	1,635	—	(21,764)
Income before equity in earnings of unconsolidated subsidiary	—	—	—	35,714	1,635	—	37,349
Equity in earnings of unconsolidated subsidiary	—			1,635	—	(1,635)	—
Net income	$—	$—	$—	$37,349	$1,635	$(1,635)	$37,349

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

			Issuer
			EMSC	Issuer
			Management,	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$145,255	$20,487	$165,742
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(60,415)	—	(60,415)
Proceeds from sale of property, plant and equipment	—	—	—	—	902	—	902
Acquisitions of businesses, net of cash acquired	—	—	—	—	(23,555)	—	(23,555)
Insurance collateral	—	—	—	—	(7,836)	(20,527)	(28,363)
Net change in deposits and other assets	—	—	—	—	(1,696)	—	(1,696)
Net cash used in investing activities	—	—	—	—	(92,600)	(20,527)	(113,127)
Cash Flows from Financing Activities
Issuance of EMSC equity	104	—	—	—	—	—	104
EMSC equity issuance costs	(2,408)	—	—	—	—	—	(2,408)
Repayments of capital lease obligations and other debt	—	—	—	—	(27,066)	—	(27,066)
Net intercompany borrowings (payments)	2,304	—	—	—	(2,304)	—	—
Decrease in bank overdrafts	—	—	—	—	(1,957)	—	(1,957)
Net cash used in financing activities	—	—	—	—	(31,327)	—	(31,327)
Increase in cash and cash equivalents	—	—	—	—	21,328	(40)	21,288
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048
Cash and cash equivalents, end of period	$—	$—	$—	$—	$39,329	$7	$39,336

Emergency Medical Services Corporation
Notes to Financial Statements (Continued)
(dollars in thousands)

Condensed Consolidating Statement of Cash Flows
For the eleven months ended December 31, 2005

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$14	$91,599	$18,350	$109,963
Cash Flows from Investing Activities
EMS purchase of AMR and EmCare	—	(828,775)	—	—	—	—	(828,775)
Purchase of property, plant and equipment	—	—	—	—	(48,933)	—	(48,933)
Proceeds from sale of property, plant and equipment	—	—	—	—	708	—	708
Purchase of restricted cash and investments	—	—	—	—	—	(64,128)	(64,128)
Proceeds from sale and maturity of restricted investments	—	—	—	—	—	35,972	35,972
Net change in deposits and other assets	—	—	—	—	(4,473)	—	(4,473)
Net cash used in investing activities	—	(828,775)	—	—	(52,698)	(28,156)	(909,629)
Cash Flows from Financing Activities
Borrowings under new senior secured credit facility	—	—	241,500	108,500	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	172,500	77,500	—	—	250,000
Borrowings under new revolving credit facility	—	—	17,388	7,812	—	—	25,200
Debt issue costs	—		(12,648)	(5,682)			(18,330)
EMS LP issuance of partnership equity	—	222,655	—	—	—	—	222,655
EMS LP partnership equity issuance costs	—	(1,919)					(1,919)
EMSC issuance of class A common stock	113,400	—	—	—	—	—	113,400
EMSC equity issuance costs	(9,329)	—	—	—	—	—	(9,329)
Repayments of capital lease obligations and other debt	—	—	(87,596)	(39,354)	(5,395)	—	(132,345)
Repayments of revolving credit facility	—	—			—	—	—
Net investment and advances (distributions)	(104,071)	608,039	(331,144)	(148,790)	(24,034)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	3,751	—	3,751
Increase (decrease) in other non-current liabilities	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	828,775	—	(14)	(25,678)	—	803,083
Increase in cash and cash equivalents	—	—	—	—	13,223	(9,806)	3,417
Cash and cash equivalents, beginning of period	—	—	—	—	4,778	9,853	14,631
Cash and cash equivalents, end of period	$—	$—	$—	$—	$18,001	$47	$18,048

Emergency Medical Services Corporation
Notes to Financial Statements
(dollars in thousands)

Predecessor
Condensed Combining Statement of Cash Flows
For the five months ended January 31, 2005

		Issuer	Issuer
		AMR	EmCare	Subsidiary	Subsidiary
	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$10,856	$5,110	$15,966
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	(14,045)	—	(14,045)
Purchase of business	—	—	—	(1,200)	—	(1,200)
Proceeds from sale of business	—	—	—	1,300	—	1,300
Proceeds from sale of property, plant and equipment	—	—	—	175	—	175
Purchase of restricted cash and investments	—	—	—	—	(31,257)	(31,257)
Proceeds from sale and maturity of restricted investments	—	—	—	—	35,960	35,960
Other investing activities	—	—	—	(79)	—	(79)
Increase in Laidlaw insurance deposits	—	—	—	(12,521)	—	(12,521)
Net cash (used in) provided by investing activities	—	—	—	(26,370)	4,703	(21,667)
Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	—	—	—	(3,992)	—	(3,992)
Advances from Laidlaw	—	—	—	8,982	—	8,982
Increase in bank overdrafts	—	—	—	5,866	—	5,866
Net cash provided by financing activities	—	—	—	10,856	—	10,856
Change in cash and cash equivalents	—	—	—	(4,658)	9,813	5,155
Cash and cash equivalents, beginning of period	—	—	—	9,436	40	9,476
Cash and cash equivalents, end of period	$—	$—	$—	$4,778	$9,853	$14,631

Predecessor
Condensed Combining Statement of Cash Flows
For the year ended August 31, 2004

		Issuer	Issuer
		AMR	EmCare	Subsidiary	Subsidiary
	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$109,708	$17,971	$127,679
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	(42,787)	—	(42,787)
Proceeds from sale of property, plant and equipment	—	—	—	858	—	858
Purchase of restricted cash and investments	—	—	—	—	(64,357)	(64,357)
Proceeds from sale and maturity of restricted investments	—	—	—	—	46,389	46,389
Other investing activities	—	—	—	6,814	—	6,814
Increase in Laidlaw insurance deposits	—	—	—	(28,433)	—	(28,433)
Net cash used in investing activities	—	—	—	(63,548)	(17,968)	(81,516)
Cash Flows from Financing Activities
Repayments of capital lease obligations and other debt	—	—	—	(8,709)	—	(8,709)
Payments to Laidlaw	—	—	—	(31,133)	—	(31,133)
Decrease in bank overdrafts	—	—	—	(4,544)	—	(4,544)
Decrease in other non-current liabilities	—	—	—	(2,942)	—	(2,942)
Net cash used in financing activities	—	—	—	(47,328)	—	(47,328)
Change in cash and cash equivalents	—	—	—	(1,168)	3	(1,165)
Cash and cash equivalents, beginning of period	—	—	—	10,604	37	10,641
Cash and cash equivalents, end of period	$—	$—	$—	$9,436	$40	$9,476