Form 10-Q
period 2007-03-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2007-05-04
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file numbers:

001-32701

333-127115

EMERGENCY MEDICAL SERVICES CORPORATION

EMERGENCY MEDICAL SERVICES L.P.

(Exact name of Registrants as Specified in their Charters)

20-3738384
Delaware	20-2076535
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Numbers)

6200 S. Syracuse Way, Suite 200
Greenwood Village, CO	80111
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).    Yes  ☐   No  ☒

Shares of class A common stock outstanding at May 1, 2007 – 9,288,848; shares of class B common stock outstanding at May 1, 2007 – 142,545; LP exchangeable units outstanding at May 1, 2007 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2007

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2007

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended March 31,
	2007	2006
Net revenue	$523,319	$469,124
Compensation and benefits	354,932	326,047
Operating expenses	79,996	66,454
Insurance expense	18,586	22,907
Selling, general and administrative expenses	13,305	14,839
Depreciation and amortization expense	16,779	15,844
Restructuring charges	2,242	—
Income from operations	37,479	23,033
Interest expense	(11,234)	(11,292)
Realized gain (loss) on investments	37	(219)
Interest and other income	657	352
Income before income taxes and equity in earnings of unconsolidated subsidiary	26,939	11,874
Income tax expense	(10,462)	(4,628)
Income before equity in earnings of unconsolidated subsidiary	16,477	7,246
Equity in earnings of unconsolidated subsidiary	154	15
Net income	16,631	7,261
Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period	298	(570)
Comprehensive income	$16,929	$6,691

Basic net income per common share	$0.40	$0.17
Diluted net income per common share	$0.39	$0.17
Weighted average common shares outstanding, basic	41,521,155	41,497,230
Weighted average common shares outstanding, diluted	43,029,039	42,397,898

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$29,832	$39,336
Insurance collateral	33,073	29,724
Trade and other accounts receivable, net	444,601	416,450
Parts and supplies inventory	18,102	18,089
Prepaids and other current assets	22,376	16,417
Current deferred tax assets	49,591	12,473
Total current assets	597,575	532,489
Non-current assets:
Property, plant and equipment, net	149,754	147,162
Intangible assets, net	64,563	66,789
Non-current deferred tax assets	103,209	103,370
Insurance collateral	161,058	163,300
Goodwill	274,669	272,328
Other long-term assets	29,007	32,779
Total assets	$1,379,835	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$63,042	$65,172
Accrued liabilities	217,658	231,631
Current portion of long-term debt	4,594	4,159
Total current liabilities	285,294	300,962
Long-term debt	480,886	475,616
Insurance reserves and other long-term liabilities	210,113	155,599
Total liabilities	976,293	932,177
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,288,848 and 9,262,853 issued and outstanding in 2007 and 2006, respectively)	93	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2007 and 2006)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2007 and 2006)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2007 and 2006)	212,361	212,361
Additional paid-in capital	115,044	114,471
Retained earnings	75,769	59,138
Accumulated other comprehensive income (loss)	274	(24)
Total equity	403,542	386,040
Total liabilities and equity	$1,379,835	$1,318,217

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$16,631	$7,261
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,268	16,387
Gain on disposal of property, plant and equipment	(11)	(47)
Equity-based compensation expense	400	300
Equity in earnings of unconsolidated subsidiary	(154)	(15)
Dividends received	416	—
Deferred income taxes	10,637	4,244
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(28,151)	19,978
Parts and supplies inventory	(13)	(77)
Prepaids and other current assets	(5,959)	(10,612)
Accounts payable and accrued liabilities	(19,934)	(8,102)
Insurance accruals	5,024	7,459
Net cash (used in) provided by operating activities	(3,846)	36,776
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,321)	(13,010)
Proceeds from sale of property, plant and equipment	125	110
Insurance collateral	(910)	(5,632)
Other investing activities	3,021	(757)
Net cash used in investing activities	(6,085)	(19,289)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	173	—
EMSC equity issuance costs	—	(822)
Repayments of capital lease obligations and other debt	(2,333)	(1,986)
Increase in bank overdrafts	2,587	6,114
Net cash provided by financing activities	427	3,306
Change in cash and cash equivalents	(9,504)	20,793
Cash and cash equivalents, beginning of period	39,336	18,048
Cash and cash equivalents, end of period	$29,832	$38,841

Non-cash Activities
Re-financing of equipment under existing capital lease	$8,038	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Financial Statements

(in thousands, except share and per share data)

1.         General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International, Inc. (“Laidlaw”) on February 10, 2005, with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three months ended March 31, 2007 and 2006, the Company expensed $250 in respect of this fee.

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

The Company’s most recent actuarial valuation was completed in March 2007. As a result of this actuarial valuation, in the three months ended March 31, 2007 the Company recorded a reduction in its provision for insurance liabilities of approximately $5.2 million related to its reserves for losses in prior years.  No reductions of prior year insurance provisions were recorded during the same period in 2006.

The long-term portion of insurance reserves were $154.1 million and $150.0 million as of March 31, 2007 and December 31, 2006, respectively.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and gross revenue less contractual discount provisions, are as follows for the three months ended March 31:

	2007	2006
Gross revenue	100.0%	100.0%
Provision for contractual discounts	42.4%	43.1%
Provision for estimated uncompensated care	19.5%	18.2%
After contractual provisions	33.8%	32.0%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts are adjusted in future periods, as adjustments become known.  Retroactive adjustments recorded in the first quarter, which increased revenue, were 2.8% of consolidated net revenue for the three months ended March 31, 2007 compared to 1.1% of consolidated net revenue for the three months ended March 31, 2006.

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

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted the recognition and disclosure provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

As a result of the implementation of FIN 48 at January 1, 2007, the Company recorded a $49.0 million liability with an offsetting increase to net current deferred tax assets.

In accordance with the Company’s accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, the Company recorded a liability of approximately $4.8 million and $6.1 million for interest and penalties, respectively.  The liability for interest and penalties did not materially change as of March 31, 2007.

With limited exception, the Company is no longer subject to U.S. federal, state, and local income tax audits by taxing authorities for years through 2002.

3.         Accrued Liabilities

Accrued liabilities were as follows at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Accrued wages and benefits	$70,771	$71,578
Accrued paid time-off	23,459	22,816
Current portion of self-insurance reserves	58,373	57,596
Accrued restructuring	6,204	5,738
Current portion of compliance and legal	3,503	4,910
Accrued billing and collection fees	5,352	5,085
Accrued profit sharing	12,584	19,695
Accrued interest	5,369	11,810
Other	32,043	32,403
Total accrued liabilities	$217,658	$231,631

4.         Long-Term Debt

Long-term debt consisted of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Senior subordinated notes due 2015 (10%)	$250,000	$250,000
Senior secured term loan due 2012 (7.38% at March 31, 2007)	225,896	226,472
Notes due at various dates from 2007 to 2022 with interest rates from 6% to 10%	1,793	1,856
Capital lease obligations due at various dates from 2007 to 2010 (see note 5)	7,791	1,447
	485,480	479,775
Less current portion	(4,594)	(4,159)
Total long-term debt	$480,886	$475,616

5.         Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles under a capital lease and during the three months ended March 31, 2007 extended the terms of this capital lease for an additional three years. Assets under capital lease are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County.  The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted.  The court has certified a class in this case, but the size and membership of the class has not been determined.  At this time, AMR does not believe that any incorrect billings are material in amount.

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

Other Legal Matters

EmCare entered into a settlement agreement with respect to June Belt, et. al. v. EmCare, Inc. et. al. brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act.  The suit was filed on February 25, 2003 in the Eastern District of Texas.  Pursuant to the settlement agreement, EmCare has paid $1.7 million during the three months ended March 31, 2007 in satisfaction of all claims in the lawsuit.

AMR and the City of Stockton, California, are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The suit was filed on June 28, 2005, in the United States District Court for the Eastern District of California. The parties were unable to agree on the final terms of a joint bid. AMR has been awarded the San Joaquin contract. While we are unable at this time to estimate the amount of potential damages, we believe that Stockton may claim as damages a portion of our profit on the contract or the profit Stockton might have realized had the joint venture proceeded.

6.         Restructuring Charges

The Company restructured certain billing functions of AMR and operations in the Los Angeles, California market during the first quarter of 2007 and recorded a restructuring charge of $2.2 million.  This restructuring charge included $0.2 million in lease termination and exit costs and $2.0 million related to termination benefits.

7.         Equity Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method.  The stock options are valued using the Black-Scholes valuation method on the date of grant.

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $300 for each of the three months ended March 31, 2007 and 2006.

In June 2006, the board of directors adopted an equity compensation program for non-employee directors of the Company, other than the Chair of the Compliance Committee (“Directors’ Plan”). Non-employee directors were granted 8,000 Restricted Stock Units (“RSUs”) on June 1, 2006, each RSU representing one share of the Company’s class A common stock. Immediately following each annual stockholder meeting, each non-employee director will receive a grant of RSUs having a fair market value of $100 on the date of grant, based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Directors’ Plan allows directors to defer income from the grant of RSUs. The RSUs vest immediately prior to the election of directors at the next following annual stockholder meeting, and will be paid in shares of the Company’s class A common stock (one share for each RSU). Each non-employee director (other than the Chair of the Compliance Committee) is also entitled to an annual cash retainer of $50 to be paid in four quarterly installments. The Directors’ Plan and RSU grants on June 1, 2006 are both subject to stockholder approval at the 2007 annual stockholder meeting. In connection with this plan, the Company expensed $100 in the three months ended March 31, 2007.

8.         Segment Information

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

	Quarter ended March, 31,
	2007	2006
Healthcare Transportation Services
Revenue	$308,108	$295,312
Segment EBITDA	24,945	23,159
Emergency Management Services
Revenue	215,211	173,812
Segment EBITDA	29,313	15,718
Total
Total revenue	523,319	469,124
Total EBITDA	54,258	38,877
Reconciliation of EBITDA to Net Income
EBITDA	$54,258	$38,877
Depreciation and amortization expense	(16,779)	(15,844)
Interest expense	(11,234)	(11,292)
Realized gain (loss) on investments	37	(219)
Interest and other income	657	352
Income tax expense	(10,462)	(4,628)
Equity in earnings of unconsolidated subsidiary	154	15
Net income	$16,631	$7,261

9.         Guarantors of Debt

EMS LP financed the acquisition of AMR and EmCare in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under its senior secured credit facility. Its wholly-owned subsidiaries, AMR HoldCo, Inc. (f/k/a EMSC Management, Inc.) and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the senior secured credit facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the senior secured credit facility include a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC’s domestic subsidiaries. The senior subordinated notes and senior secured credit facility do not include a guarantee by the Company’s captive insurance subsidiary. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and senior secured credit facility described above are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating and combining financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Consolidating Statement of Operations

For the three months ended March 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$523,319	$8,640	$(8,640)	$523,319
Compensation and benefits	—	—	—	—	354,932	—	—	354,932
Operating expenses	—	—	—	—	79,996	—	—	79,996
Insurance expense	—	—	—	—	18,549	8,677	(8,640)	18,586
Selling, general and administrative expenses	—	—	—	—	13,305	—	—	13,305
Depreciation and amortization expense	—	—	—	—	16,779	—	—	16,779
Restructuring charge	—	—	—	—	2,242	—	—	2,242
Income from operations	—	—	—	—	37,516	(37)	—	37,479
Interest expense	—	—	—	—	(11,234)	—	—	(11,234)
Realized gain on investments	—	—	—	—	—	37	—	37
Interest and other income	—	—	—	—	657	—	—	657
Income before income taxes	—	—	—	—	26,939	—	—	26,939
Income tax expense	—	—	—	—	(10,462)	—	—	(10,462)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	16,477	—	—	16,477
Equity in earnings of unconsolidated subsidiaries	16,631	16,631	2,826	13,805	154	—	(49,893)	154
Net income	$16,631	$16,631	$2,826	$13,805	$16,631	$—	$(49,893)	$16,631

Consolidating Statement of Operations

For the three months ended March 31, 2006

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$469,124	$9,865	$(9,865)	$469,124
Compensation and benefits	—	—	—	—	326,047	—	—	326,047
Operating expenses	—	—	—	—	66,454	—	—	66,454
Insurance expense	—	—	—	—	23,126	9,646	(9,865)	22,907
Selling, general and administrative expenses	—	—	—	—	14,839	—	—	14,839
Depreciation and amortization expense	—	—	—	—	15,844	—	—	15,844
Income from operations	—	—	—	—	22,814	219	—	23,033
Interest expense	—	—	—	—	(11,292)	—	—	(11,292)
Realized loss on investments	—	—	—	—	—	(219)	—	(219)
Interest and other income	—	—	—	—	352	—	—	352
Income before income taxes	—	—	—	—	11,874	—	—	11,874
Income tax expense	—	—	—	—	(4,628)	—	—	(4,628)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	7,246	—	—	7,246
Equity in earnings of unconsolidated subsidiaries	7,261	7,261	2,129	5,132	15	—	(21,783)	15
Net income	$7,261	$7,261	$2,129	$5,132	$7,261	$—	$(21,783)	$7,261

Consolidating Balance Sheet

As of March 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$29,234	$598	$—	$29,832
Insurance collateral	—	—	—	—	24,153	35,866	(26,946)	33,073
Trade and other accounts receivable, net	—	—	—	—	443,605	996	—	444,601
Parts and supplies inventory	—	—	—	—	18,102	—	—	18,102
Other current assets	—	—	—	—	18,282	4,689	(595)	22,376
Current deferred tax assets	—	—	—	—	46,428	3,163	—	49,591
Current assets	—	—	—	—	579,804	45,312	(27,541)	597,575
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	149,754	—	—	149,754
Intercompany receivable	973	114,165	279,320	190,019	—	—	(584,477)	—
Intangible assets, net	—	—	—	—	64,563	—	—	64,563
Non-current deferred tax assets	—	—	—	—	104,340	(1,131)	—	103,209
Insurance collateral	—	—	—	—	59,541	101,517	—	161,058
Goodwill	—	—	—	—	274,211	458	—	274,669
Other long-term assets	—	—	8,223	3,717	17,067	—	—	29,007
Investment and advances in subsidiaries	402,569	288,404	209,772	78,618	6,994	—	(986,357)	—
Assets	$403,542	$402,569	$497,315	$272,354	$1,256,274	$146,156	$(1,598,375)	$1,379,835
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$63,042	$—	$—	$63,042
Accrued liabilities	—	—	3,175	2,194	182,192	30,097	—	217,658
Current portion of long-term debt	—	—	1,656	744	2,194	—	—	4,594
Current liabilities	—	—	4,831	2,938	247,428	30,097	—	285,294
Long-term debt	—	—	282,712	190,784	7,390	—	—	480,886
Other long-term liabilities	—	—	—	—	128,589	109,065	(27,541)	210,113
Intercompany	—	—	—	—	584,477	—	(584,477)	—
Liabilities	—	—	287,543	193,722	967,884	139,162	(612,018)	976,293
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	326,526	189,394	22,967	212,361	—	(751,248)	212,361
Additional paid-in capital	115,044	—	—	—	—	6,690	(6,690)	115,044
Retained earnings	75,769	75,769	20,378	55,391	75,755	—	(227,293)	75,769
Comprehensive income (loss)	274	274	—	274	274	274	(1,096)	274
Equity	403,542	402,569	209,772	78,632	288,390	6,994	(986,357)	403,542
Liabilities and Equity	$403,542	$402,569	$497,315	$272,354	$1,256,274	$146,156	$(1,598,375)	$1,379,835

Consolidating Balance Sheet

As of December 31, 2006

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$39,329	$7	$—	$39,336
Insurance collateral	—	—	—	—	24,912	4,812	—	29,724
Trade and other accounts receivable, net	—	—	—	—	415,290	1,160	—	416,450
Parts and supplies inventory	—	—	—	—	18,089	—	—	18,089
Other current assets	—	—	—	—	16,972	394	(949)	16,417
Current deferred tax assets	—	—	—	—	9,310	3,163	—	12,473
Current assets	—	—	—	—	523,902	9,536	(949)	532,489
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	147,162	—	—	147,162
Intercompany receivable	400	114,165	282,691	193,177	—	—	(590,433)	—
Intangible assets, net	—	—	—	—	66,789	—	—	66,789
Non-current deferred tax assets	—	—	—	—	104,501	(1,131)	—	103,370
Insurance collateral	—	—	—	—	59,599	103,701	—	163,300
Goodwill	—	—	—	—	271,870	458	—	272,328
Other long-term assets	—	—	8,590	3,838	20,351	—	—	32,779
Investment and advances in subsidiaries	385,640	271,475	206,969	64,492	6,696	—	(935,272)	—
Assets	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$65,172	$—	$—	$65,172
Accrued liabilities	—	—	6,515	5,295	192,501	27,320	—	231,631
Current portion of long-term debt	—	—	1,656	744	1,759	—	—	4,159
Current liabilities	—	—	8,171	6,039	259,432	27,320	—	300,962
Long-term debt	—	—	283,110	190,962	1,544	—	—	475,616
Other long-term liabilities	—	—	—	—	78,000	78,548	(949)	155,599
Intercompany	—	—	—	—	590,433	—	(590,433)	—
Liabilities	—	—	291,281	197,001	929,409	105,868	(591,382)	932,177
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	326,526	189,394	22,967	212,361	—	(751,248)	212,361
Additional paid-in capital	114,471	—	—	—	—	6,690	(6,690)	114,471
Retained earnings	59,138	59,138	17,575	41,563	59,124	—	(177,400)	59,138
Comprehensive income (loss)	(24)	(24)	—	(24)	(24)	(24)	96	(24)
Equity	386,040	385,640	206,969	64,506	271,461	6,696	(935,272)	386,040
Liabilities and Equity	$386,040	$385,640	$498,250	$261,507	$1,200,870	$112,564	$(1,526,654)	$1,318,217

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$(6,049)	$2,203	$(3,846)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(8,321)	—	(8,321)
Proceeds from sale of property, plant and equipment	—	—	—	—	125	—	125
Insurance collateral	—	—	—	—	702	(1,612)	(910)
Net change in deposits and other assets	—	—	—	—	3,021	—	3,021
Net cash used in investing activities	—	—	—	—	(4,473)	(1,612)	(6,085)
Cash Flows from Financing Activities
Issuance of EMSC equity	173	—	—	—	—	—	173
Repayments of capital lease obligations and other debt	—	—	—	—	(2,333)	—	(2,333)
Net intercompany borrowings (payments)	(173)	—	—	—	173	—	—
Increase in bank overdrafts	—	—	—	—	2,587	—	2,587
Net cash used in financing activities	—	—	—	—	427	—	427
Increase in cash and cash equivalents	—	—	—	—	(10,095)	591	(9,504)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336
Cash and cash equivalents, end of period	$—	$—	$—	$—	$29,234	$598	$29,832

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2006

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$36,095	$681	$36,776
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(13,010)	—	(13,010)
Proceeds from sale of property, plant and equipment	—	—	—	—	110	—	110
Insurance collateral	—	—	—	—	(5,356)	(276)	(5,632)
Net change in deposits and other assets	—	—	—	—	(757)	—	(757)
Net cash used in investing activities	—	—	—	—	(19,013)	(276)	(19,289)
Cash Flows from Financing Activities
EMSC equity issuance costs	(822)	—	—	—	—	—	(822)
Repayments of capital lease obligations and other debt	—	—	—	—	(1,986)	—	(1,986)
Net intercompany borrowings (payments)	822	—	—	—	(822)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	6,114	—	6,114
Net cash provided by (used in) financing activities	—	—	—	—	3,306	—	3,306
Increase in cash and cash equivalents	—	—	—	—	20,388	405	20,793
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048
Cash and cash equivalents, end of period	$—	$—	$—	$—	$38,389	$452	$38,841

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in the Company’s most recent Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry, both as it exists now and as it may change in the future; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to generate cash flow to service our debt obligations and fund the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; and the loss of existing contracts and the accuracy of our assessment of costs under new contracts.

All references to “we”, “our”, “us” or “EMSC” refer to Emergency Medical Services Corporation and its subsidiaries, including Emergency Medical Services L.P., or EMS LP. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc., or AMR, and EmCare Holdings Inc, or EmCare.

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2007.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of ambulance transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the three months ended March 31, 2007, approximately 55% of AMR’s net revenue was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 32% of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups.

Recent Developments

On January 1, 2007, we adopted the recognition and disclosure provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”).  This interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, EMSC may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods.

As a result of the implementation of FIN 48 at January 1, 2007, we recorded a $49.0 million liability with an offsetting increase to current deferred tax assets.

In accordance with our accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods.  As of January 1, 2007, we recorded a liability of approximately $4.8 million and $6.1 million for interest and penalties, respectively.  The liability for interest and penalties did not materially change as of March 31, 2007.

With limited exception, we are no longer subject to U.S. federal, state, and local income tax audits by taxing authorities for years through 2002.

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

AMR

Approximately 87% of AMR’s net revenue for the three months ended March 31, 2007 was transport revenue derived from the treatment and transportation of patients based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for medical crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include unit hours and cost per unit hour (to measure compensation-related costs and the efficiency of our ambulance deployment), operating costs per transport, and accident and insurance claims.

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

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2007 approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 73% was generated from billings to third party payors and patients for patient visits and approximately 27% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

 The change from period to period in the number of patient visits under our “same store” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include provider compensation per patient visit and professional liability costs.

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

Factors Affecting Operating Results

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts and related volumes we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract, or may reduce certain services, if we determine that we cannot continue to provide such services on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.

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

Critical Accounting Policies

Revenue Recognition

Management also regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Retroactive adjustments recorded in the first quarter, which increased revenue, were 2.8% of consolidated net revenue for the three months ended March 31, 2007 compared to 1.1% of consolidated net revenue for the three months ended March 31, 2006.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2007 and for the three months ended March 31, 2006 for EMSC and our two operating segments.

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

 Unaudited Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Three months ended March 31, 2007		Three months ended March 31, 2006,
		% of net revenue		% of net revenue
Net revenue	$523,319	100.0%	$469,124	100.0%
Compensation and benefits	354,932	67.8	326,047	69.5
Operating expenses	79,996	15.3	66,454	14.2
Insurance expense	18,586	3.6	22,907	4.9
Selling, general and administrative expenses	13,305	2.5	14,839	3.2
Restructuring charges	2,242	0.4	—	—
EBITDA	54,258	10.4	38,877	8.3
Depreciation and amortization expenses	16,779	3.2	15,844	3.4
Income from operations	37,479	7.2	23,033	4.9
Interest expense	(11,234)	(2.1)	(11,292)	(2.4)
Realized gain (loss) on investments	37	0.0	(219)	(0.0)
Interest and other income	657	0.1	352	0.1
Income tax expense	(10,462)	(2.0)	(4,628)	(1.0)
Equity in earnings in unconsolidated subsidiary	154	0.0	15	0.0
Net income	$16,631	3.2%	$7,261	1.5%

AMR

	Three months ended March 31, 2007		Three months ended March 31, 2006,
		% of net revenue		% of net revenue
Net revenue	$308,108	100.0%	$295,312	100.0%
Compensation and benefits	192,401	62.4	190,149	64.4
Operating expenses	69,652	22.6	58,639	19.9
Insurance expense	9,621	3.1	12,799	4.3
Selling, general and administrative expenses	9,247	3.0	10,566	3.6
Restructuring charges	2,242	0.7	—	—
EBITDA	24,945	8.1	23,159	7.8
Depreciation and amortization expenses	13,750	4.5	12,610	4.3
Income from operations	$11,195	3.6%	$10,549	3.6%

EmCare

	Three months ended March 31, 2007		Three months ended March 31, 2006,
		% of net revenue		% of net revenue
Net revenue	$215,211	100.0%	$173,812	100.0%
Compensation and benefits	162,531	75.5	135,898	78.2
Operating expenses	10,344	4.8	7,815	4.5
Insurance expense	8,965	4.2	10,108	5.8
Selling, general and administrative expenses	4,058	1.9	4,273	2.5
EBITDA	29,313	13.6	15,718	9.0
Depreciation and amortization expenses	3,029	1.4	3,234	1.9
Income from operations	$26,284	12.2%	$12,484	7.2%

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Consolidated

Our results for the three months ended March 31, 2007 reflect an increase in net revenue of $54.2 million and an increase in net income of $9.4 million compared to the three months ended March 31, 2006. The increase in net income is attributable primarily to an increase of $14.4 million in income from operations partially offset by an increase in income tax expense. Basic and diluted earnings per share were $0.40 and $0.39, respectively, for the three months ended March 31, 2007. Both basic and diluted earnings per share were $0.17 for the same period in 2006.

Net revenue

For the three months ended March 31, 2007 we generated net revenue of $523.3 million compared to net revenue of $469.1 million for the three months ended March 31, 2006, representing an increase of 11.6%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2007 was $16.8 million, or 3.2% of net revenue, compared to $15.8 million, or 3.4% of net revenue, for the three months ended March 31, 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006 and changes in the composition and timing of capital expenditures.

Income from operations

Income from operations was $37.5 million, or 7.2% of net revenue, for the three months ended March 31, 2007 compared to $23.0 million, or 4.9% of net revenue, for the three months ended March 31, 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Interest expense

Interest expense for the three months ended March 31, 2007 was $11.2 million compared to $11.3 million for the three months ended March 31, 2006.  The decrease relates to unscheduled repayments of $19.4 million of our senior secured credit facility in 2006, partially offset by higher interest rates.

Income tax expense

Income tax expense increased by $5.8 million for the three months ended March 31, 2007, compared to the same period in 2006, resulting primarily from increased operating income.  Our effective tax rate for the three months ended March 31, 2007 was 38.8% and 39.0% for the same period in 2006.

AMR

Net revenue

Net revenue for the three months ended March 31, 2007 was $308.1 million, an increase of $12.8 million, or 4.3%, from $295.3 million for the same period in 2006. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 5.2%, or $15.3 million, of which 4.3% was due to revenue from our fixed wing air transportation services business acquired during 2006 and from our Medicaid managed transportation business in Texas, a contract awarded in 2006.  Net revenue per transport also increased due to rate increases in several markets partially offset by Medicare rate reductions.  A reduction of approximately 34,500 transports and approximately $13.3 million in net revenue during the three months ended March 31, 2007 compared with the same period in 2006 was primarily the result of the loss of a portion of AMR’s 9-1-1 contract with Los Angeles County in 2006 and the restructure of our operations in Los Angeles in the first quarter of 2007. Excluding the impact of the Los Angeles reductions, ambulance transport volume increased 4.2%, offset in part by a 6.8% decrease in wheelchair transports for planned reductions in certain markets, resulting in an increase of approximately 28,100 weighted transports compared with the same period in 2006.

Compensation and benefits

Compensation and benefits costs for the three months ended March 31, 2007 were $192.4 million, or 62.4% of net revenue, compared to $190.1 million, or 64.4% of net revenue, for the three months ended March 31, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 3.6%, or $3.8 million, principally from annual wage rate increases.  Ambulance unit hours decreased period over period by 1.7%, decreasing compensation by $1.8 million.  The decrease is due primarily to the reduction in Los Angeles volumes and the associated decrease in ambulance unit hours, partially offset by unit hour increases related to increased volume in other markets.  Non-crew wages increased by $2.6 million, or 5.6%, due to annual salary increases and additional compensation expenses incurred under our Texas Medicaid managed transportation contract and our fixed wing transportation services business.  Benefits costs decreased by $2.0 million for the three months ended March 31, 2007, and decreased 1.8% as a percentage of salaries compared to the same period in 2006 primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses

Operating expenses for the three months ended March 31, 2007 were $69.7 million, or 22.6% of net revenue, compared to $58.6 million, or 19.9% of net revenue, for the three months ended March 31, 2006. Operating expenses per weighted transport increased 19.8% in the three months ended March 31, 2007 compared to the same period in 2006. This change is due to additional operating expenses incurred under our Texas Medicaid managed transportation contract and our fixed wing transportation services business, which totaled $10.0 million for the three months ended March 31, 2007.

Insurance expense

Insurance expense for the three months ended March 31, 2007 was $9.6 million, or 3.1% of net revenue, compared to $12.8 million, or 4.3% of net revenue, for the same period in 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs resulting in a reduction of prior year insurance provisions of $3.2 million during the quarter ended March 31, 2007.  No reductions of prior year insurance provisions were recorded during the same period in 2006.

Selling, general and administrative

Selling, general and administrative expense for the three months ended March 31, 2007 was $9.2 million, or 3.0% of net revenue, compared to $10.6 million, or 3.6% of net revenue, for the three months ended March 31, 2006. The decrease relates to lower support costs across our operations.

Restructuring charges

Restructuring charges of $2.2 million were recorded during the three months ended March 31, 2007, related to the closure of one of our billing offices and restructuring our operations in Los Angeles and Orange Counties in California.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2007 was $13.8 million, or 4.5% of net revenue, compared to $12.6 million, or 4.3% of net revenue, for the same period in 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006.

EmCare

Net revenue

Net revenue for the three months ended March 31, 2007 was $215.2 million, an increase of $41.4 million, or 23.8%, from $173.8 million for the three months ended March 31, 2006. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2005, we added 43 net new contracts which accounted for a net revenue increase of $19.1 million for the three months ended March 31, 2007.  Of the 43 net new contracts added since December 31, 2005, 43 were added in 2006 resulting in an increase in net revenue of $19.3 million.  For the three months ended March 31, 2007, EmCare added 17 new contracts and terminated 17 contracts resulting in a decrease in net revenue of $0.2 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $22.3 million for the quarter ended March 31, 2007 due to a 14.5% increase in net revenue per patient visit from rate increases from our third-party payors and retroactive revenue adjustments of 6.0% recorded in the quarter.  Current period same store patient visits were comparable to prior period visit levels.

Compensation and benefits

Compensation and benefits costs for the three months ended March 31, 2007 were $162.5 million, or 75.5% of net revenue, compared to $135.9 million, or 78.2% of net revenue, for the same period in 2006. Provider compensation and benefits costs increased $12.3 million from net new contract additions. “Same store” provider compensation and benefits costs increased $10.7 million due to a 10.6% increase in provider compensation per patient visit primarily due to increases in net revenue per patient visit.  The remaining variance is related to higher variable compensation costs for our billing function due to the increase in patient visits and higher payments on profitability-based incentive compensation plans for non-clinical employees.

Operating expenses

Operating expenses for the three months ended March 31, 2007 were $10.3 million, or 4.8% of net revenue, compared to $7.8 million, or 4.5% of net revenue, for the same period in 2006.  Operating expenses increased primarily due to additional patient visits from net new contracts, additional off-hours radiology coverage for new contracts and increased professional fees related to various Company initiatives.

Insurance expense

Professional liability insurance expense for the three months ended March 31, 2007 was $9.0 million, or 4.2% of net revenue, compared to $10.1 million, or 5.8% of net revenue, for the three months ended March 31, 2006. The decrease is due to the continued improvement in current and prior year ultimate claims costs.  As a result, a reduction of prior year insurance provisions of $2.0 million was recorded during the three months ended March 31, 2007.  No reductions of prior year insurance provisions were recorded during the same period in 2006.

Selling, general and administrative

Selling, general and administrative expense for the three months ended March 31, 2007 was $4.1 million, or 1.9% of net revenue, compared to $4.3 million, or 2.5% of net revenue, for the three months ended March 31, 2006. The decrease relates to lower support costs across our operations.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2007 was $3.0 million, or 1.4% of net revenue, compared to $3.2 million, or 1.9% of net revenue, for the three months ended March 31, 2006.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2006 and incorporated by reference herein. As of March 31, 2007, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding (which totaled $29.9 million at March 31, 2007). Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Three months ended March 31, 2007	Three months ended March 31, 2006
Net cash (used in) provided by:
Operating activities	$(3,846)	$36,776
Investing activities	(6,085)	(19,289)
Financing activities	$427	$3,306

Operating activities. Net cash used in operating activities was $3.8 million for the three months ended March 31, 2007 compared to $36.8 million provided by operating activities for the same period last year.  Operating cash flows were affected by increased net income, utilization of deferred tax assets, changes in accounts receivable and timing of incentive compensation plan payments.  Working capital uses included in operating cash flows were $49.0 million for the three months ended March 31, 2007, which included a $28.2 million increase in accounts receivable, and a $19.9 million decrease in accounts payable and accrued liabilities, primarily related to interest and incentive compensation plan payments.  Working capital contributions to operating cash flow were $8.6 million for the three months ended March 31, 2006 and included a decrease in accounts receivable of $20.0 million, including our collection of hurricane-related receivables, an increase in prepaid and other current assets of $10.6 million and a decrease in accounts payable and accrued liabilities of $8.1 million, primarily related to interest payments.

Investing activities. Net cash used in investing activities was $6.1 million for the three months ended March 31, 2007 compared to $19.3 million for the same period in 2006. The $13.2 million decrease is attributable principally to reductions in capital expenditures and net insurance funding.  Net cash used in investing activities during the three months ended March 31, 2007 relates primarily to capital expenditures for the purchase of new vehicles, medical equipment and technology-related assets, which totaled $8.3 million, partially offset by $3.0 million provided by other investing activities.

Financing activities. For the three months ended March 31, 2007, net cash provided by financing activities was $0.4 million compared to $3.3 million for the three months ended March 31, 2006.  The variance relates primarily to bank overdrafts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate related exposure.

As of March 31, 2007, we had $485.5 million of debt, of which $225.9 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. Over the past twelve months, prime and LIBOR interest rates have increased by approximately 0.5% and 0.5%, respectively. Changes to these interest rates may continue to occur. Increases and decreases in interest rates affect our interest costs for our variable rate debt. For comparative purposes, for every 0.125% change in interest rates, our interest costs on our senior secured credit facility will change by approximately $0.3 million per year based on our outstanding indebtedness at March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2007

ITEM 1. LEGAL PROCEEDINGS

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

EmCare entered into a settlement agreement with respect to June Belt, et al. v. EmCare, Inc., et al. (U.S. Ct. App.—5th Cir.), brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. Pursuant to the settlement agreement, which the Court approved in January 2007, EmCare has paid $1.7 million in satisfaction of all claims in the lawsuit, which amount was accrued previously.

In December 2006, AMR received a subpoena from the United States Department of Justice, or DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We are in the process of producing documents in response to the subpoena.

For additional information regarding legal proceedings, please refer to note 5, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein and to our Annual Report on Form 10-K filed with the SEC on March 8, 2007.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2007.

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