Form 10-K
period 2007-12-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2008-02-27
CIK 1334544, 1344154

Use these links to rapidly review the document
INDEX TO ANNUAL REPORT ON FORM 10-K
Index to Financial Statements Emergency Medical Services Corporation

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers:
001-32701
333-127115

EMERGENCY MEDICAL SERVICES CORPORATION
EMERGENCY MEDICAL SERVICES L.P.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3738384 20-2076535 (IRS Employer Identification Number)

6200 S. Syracuse Way Suite 200 Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)

Registrant's telephone number, including area code: 303-495-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A Common Stock, $.01 par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 31, 2007, 9,320,347 shares of the Company's class A common stock, par value $0.01 per share, were outstanding. As of December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company, computed by reference to the closing price for the registrant's class A common stock on the New York Stock Exchange on such date was approximately $272.9 million (9,320,347 shares at a closing price per share of $29.28).

         Shares of class A common stock outstanding at February 19, 2008—9,320,347; shares of class B common stock outstanding at February 19, 2008—142,545; LP exchangeable units outstanding at February 19, 2008—32,107,500.

DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of the registrant's definitive proxy statement to be used in connection with its 2008 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2007 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2007

EMERGENCY MEDICAL SERVICES CORPORATION

ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT RESULTS

        This Annual Report on Form 10-K contains "forward-looking statements." Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "believe," "project," or "continue," or other similar words. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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

        Readers should review carefully Item 1A, "Risk Factors" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for a more complete discussion of these and other factors that may affect our business.

PART I.

ITEM 1.    BUSINESS

Company Overview

        Emergency Medical Services Corporation ("EMSC", "we", "us", "our", or the "Company") is a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands, which represent American Medical Response, Inc. and EmCare Holdings Inc., respectively. AMR, with more than 50 years of operating history, is the leading provider of ambulance services in the United States based on net revenue and number of transports. EmCare, with more than 30 years of operating history, is the leading provider of outsourced emergency department staffing and related management services in the United States, based on number of contracts with hospitals and affiliated physician groups. Approximately 88% of our net revenue for the year ended December 31, 2007 was generated under exclusive contracts. During 2007, we provided emergency medical services to approximately 10.6 million patients in more than 2,000 communities nationwide and generated net revenue of $2.1 billion, of which AMR and EmCare represented 58% and 42%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2007.

        We offer a broad range of essential emergency medical services through our two business segments:

	AMR	EmCare
Core Services:	Pre- and post-hospital medical transportation	Hospital-based physician services
	Emergency ("911") ambulance transports	Emergency department staffing and related management services
	Non-emergency ambulance transports	Hospitalist, radiology and inpatient services
Customers:	Communities	Hospitals
	Government agencies	Independent physician groups
	Healthcare facilities	Attending medical staff
Insurers
National Market Position:	#1 provider of ambulance transports	#1 provider of outsourced emergency department services
	8% share of total ambulance market	8% share of emergency department services market
	21% of private provider ambulance market	12% of outsourced emergency department services market
Number of Contracts at December 31, 2007:	167 "911" contracts	395 hospital contracts
3,100 non-emergency transport arrangements
Volume for year ended December 31, 2007:	3.4 million transports	7.2 million patient visits

General Development of our Business

Company History

        AMR was founded in 1992 through the consolidation of several well-established regional ambulance companies, and since then has grown organically and through more than 200 acquisitions. In February 1997, AMR merged with another leading ambulance company and became the largest ambulance service provider in the United States.

        EmCare was founded in Dallas, Texas, in 1972 and initially grew by providing emergency department staffing and related management services to larger hospitals in the Texas marketplace. EmCare then expanded its presence nationally, primarily through a series of acquisitions in the 1990's.

        AMR and EmCare were acquired by Laidlaw International, Inc., previously Laidlaw Inc., or Laidlaw, in 1997 and became wholly-owned subsidiaries.

        Effective January 31, 2005, an investor group led by Onex Partners LP and Onex Corporation, or Onex, and including members of our management, purchased our operating subsidiaries—AMR and EmCare—from Laidlaw through a holding company, Emergency Medical Services L.P., or EMS LP, a limited partnership formed at the time of this acquisition. See note 1—to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

        From the completion of our acquisition of AMR and EmCare, we operated through the holding company, EMS LP, until the formation of EMSC, which is a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005, which resulted in AMR, EmCare and EMS LP becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of EMS LP. We own 22.8%, and Onex owns 77.2%, of the equity in EMS LP. Onex's equity interest is held through LP exchangeable units that are immediately exchangeable for, and substantially equivalent to, our class B common stock.

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

        Additional factors that may affect the emergency medical services industry are described elsewhere in this report. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" and "Business—Regulatory Matters."

Ambulance Services

        We believe the ambulance services market represents annual expenditures of approximately $13 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 39 million ambulance transports in 2006. There are a limited number of regional ambulance providers and we are one of only two national ambulance providers.

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

Emergency Department Services

        We believe the physician reimbursement component of the emergency department services market represents annual expenditures of approximately $10 billion. There are approximately 4,880 hospitals in the United States that operate emergency departments, of which approximately 65% of these hospitals outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers. We believe we are one of only 6 national providers.

        Between 1995 and 2005, the total number of patient visits to hospital emergency departments increased from 96 million to 115 million, an increase of approximately 20%. At the same time, the number of hospital emergency departments declined 9%. As a result, the average number of patient visits per hospital emergency department increased substantially during that period. We believe these trends are resulting in an increased focus by hospitals on their emergency departments.

Business Segments and Services

        We operate our business and market our services under our two business segments: AMR and EmCare. We provide ambulance transport services in 37 states and the District of Columbia and provide services to emergency department and hospitalist programs in 40 states.

        The following is a detailed business description for our two business segments.

AMERICAN MEDICAL RESPONSE

        American Medical Response, Inc., or AMR, is the leading provider of ambulance services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2007 we had an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During 2007, AMR treated and transported approximately 3.4 million patients in 37 states utilizing more than 4,200 vehicles that operated out of more than 200 sites. AMR has approximately 3,300 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies.

        For 2007, approximately 56% of AMR's net revenue was generated from emergency 911 ambulance services, which include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 31% of AMR's net revenue for the same period, with the balance generated from the provision of training, dispatch centers and other services to communities and public safety agencies and from revenue associated with fixed-wing medical transportation services. In 2007, we completed acquisitions including Abbott Ambulance based in St. Louis, Missouri and MedicWest Ambulance based in Las Vegas, Nevada.

        As derived from our annual consolidated financial statements found elsewhere in this report, AMR's revenues, income from operations, and total assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the
	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Net revenue	$1,219,212	$1,189,447	$1,059,725
Income from operations	33,284	35,203	47,593
Total identifiable assets	870,845	817,715	807,874

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on AMR's financial results.

        We provide substantially all of our ambulance services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

Services

        We provide a full range of emergency and non-emergency ambulance transport and related services, which include:

        Emergency Response Services (911).    We provide emergency response services primarily under long-term exclusive contracts with communities and hospitals. Our contracts typically stipulate that we must respond to 911 calls in the designated area within a specified response time. We utilize two types of ambulance units—Advanced Life Support, or ALS, units and Basic Life Support, or BLS, units. ALS units, which are staffed by two paramedics or one paramedic and an emergency medical technician, or EMT, are equipped with high-acuity life support equipment such as cardiac monitors, defibrillators and oxygen delivery systems, and carry pharmaceutical and medical supplies. BLS units are generally staffed by two EMTs and are outfitted with medical supplies and equipment necessary to administer first aid and basic medical treatment. The decision to dispatch an ALS or BLS unit is determined by our contractual requirements, as well as by the nature of the patient's medical situation.

        Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments rather than compete with them to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 17% of AMR's net revenue for fiscal 2007.

        Non-Emergency Transport Services.    We provide transportation to patients requiring ambulance or wheelchair transport with varying degrees of medical care needs between healthcare facilities or between healthcare facilities and their homes. Unlike emergency response services, which typically are provided by communities or private providers under exclusive or semi-exclusive contracts, non-emergency transportation usually involves multiple contract providers at a given facility, with one or more of the competitors designated as the "preferred" provider. Non-emergency transport business generally is awarded by a healthcare facility, such as a hospital or nursing home, or a healthcare payor, such as an HMO, managed care organization or insurance company.

        Non-emergency transport services include: (i) inter-facility critical care transport, (ii) wheelchair and stretcher-car transports, and (iii) other inter-facility transports.

  •
  Critical care transports are provided to medically unstable patients (such as cardiac patients and neonatal patients) who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our medical specialists or by an employee of a healthcare facility to attend to a patient's specific medical needs.

  •
  Wheelchair and stretcher-car transports are non-medical transportation provided to handicapped and certain non-ambulatory persons in some service areas. In providing this service, we use vans that contain hydraulic wheelchair lifts or ramps operated by drivers who generally are trained in cardiopulmonary resuscitation, or CPR.

  •
  Other inter-facility transports, that require advanced or basic levels of medical supervision during transfer, may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments (such as magnetic resonance imaging, or MRI, testing, CAT scans, dialysis or chemotherapy treatment) available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs.

        Other Services.    In addition to our 911 emergency and non-emergency ambulance services, we provide the following services:

  •
  Dispatch Services.  Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, aero medical transport programs and others.

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

  •
  Managed Transportation Services.  Managed care organizations, state agencies and insurance companies contract with us to manage various of their medical transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

  •
  Paramedic Training.  We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training school in the United States and the only accredited institution of its size, with over 1800 graduates each year.

  •
  Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company we acquired in 2006 that arranges world-wide fixed-wing air ambulance transportation.

Medical Personnel and Quality Assurance

        Approximately 72% of our 18,000 employees have daily contact with patients, including approximately 5,200 paramedics, 7,500 EMTs and 300 nurses. Paramedics and EMTs must be state-certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 140 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Once this program is completed, state-certified EMTs are then eligible to participate in a state-certified paramedic training program. The average paramedic program involves over 1,000 hours of academic training in advanced life support and assessment skills.

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

  •
  individual patients, and

  •
  community subsidies and fees.

        The table below presents the approximate percentages of AMR's net revenue from the following sources:

	Percentage of AMR Net Revenue
	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Medicare	31%	31%	31%
Medicaid	6	6	6
Commercial insurance/ managed care	44	47	47
Self-pay	5	5	5
Subsidies/ fees	14	11	11

Total net revenue	100%	100%	100%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We have substantial experience in processing claims to third party payors and employ a billing staff trained in third party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to tailor the submission of claims to Medicare, Medicaid and certain other third party payors and has the capability to electronically submit claims to the extent third party payors' systems permit. This system also provides for tracking of accounts receivable and status pending payment.

        Companies in the ambulance services industry maintain significant provisions for doubtful accounts compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency transport services. Our allowance for doubtful accounts generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations."

        State licensing requirements, as well as contracts with communities and healthcare facilities, typically require us to provide ambulance services without regard to a patient's insurance coverage or ability to pay. As a result, we often receive partial or no compensation for services provided to patients who are not covered by Medicare, Medicaid or private insurance. The anticipated level of uncompensated care and uncollectible accounts is considered in negotiating a government-paid subsidy to provide for uncompensated care, and permitted rates under contracts with a community or government agency.

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in some regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, established regional rates, certain of which are higher than the BBA's national rates, and provided for the blending of the regional and national rates until January 1, 2010. Other rate provisions included in the Medicare Modernization Act provided further temporary mitigation of the impact of the BBA decreases, including a provision that provided for 1% to 2% increases for blended rates for the period from January 1, 2004 through December 31, 2006. Because the Medicare Modernization Act relief is of limited duration, we continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $16 million during calendar year 2005, a decrease in AMR's net revenue of approximately $17 million in 2006, and in a decrease in AMR's net revenue of approximately $7 million in 2007. Based upon the current Medicare transport mix, we expect a further increase in our net revenue totaling approximately $5 million for the period 2008 through 2010. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our revenue.

        See "Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2007, we had 167 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. In fiscal year ended December 31, 2007, our top ten 911 contracts accounted for approximately $294 million, or 24% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 30 years.

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

        Non-Emergency Transport.    We have approximately 3,100 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a significant portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

        Non-emergency transports often are provided to managed care or insurance plan members who are stabilized at the closest available hospital and are then moved to facilities within their health plan's network. We believe the increased prevalence of managed care benefits larger ambulance service providers, which can service a higher percentage of a managed care provider's members. This allows the managed care provider to reduce its number of vendors, thus reducing administrative costs and allowing it to negotiate more favorable rates with healthcare facilities. Our scale and broad geographic footprint enable us to contract on a national and regional basis with managed care and insurance companies. We have contracts with large healthcare networks and insurers including Kaiser, Aetna, Healthnet, Cigna and SummaCare.

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

        Emergency Transport.    Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center which, in turn, dispatches ambulances to the scene. While the ambulance is en-route to the scene, the ambulance receives information concerning the patient's condition prior to the ambulance's arrival at the scene. Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, which also may be responding to a call.

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

Sales and Marketing

        Our 115-person sales and marketing team is focused on contract retention as well as generating new sales. Many new sales opportunities occur through referrals from our existing client base. These team members are frequently former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well-qualified to understand the needs of our customers. Our sales force is incentivized through a compensation package that includes base salary and bonus potential based on achieving specified performance targets.

        We respond to requests for proposals that generally include demographic information of the community or facilities, response time parameters, vehicle and equipment requirements, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, AMR's management team ensures that the proposal is in line with certain financial and service parameters. Management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

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

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in approximately 60% of our vehicles in emergency response markets.

Competition

        Our predominant competitors are fire departments, with approximately 34% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing,

  •
  the ability to improve customer service, such as on-time performance and efficient call intake,

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, is the only other national provider of ambulance transport services and generates ambulance transport revenue less than half of AMR's net revenue. Other private provider competitors include Southwest Ambulance in Arizona and New Mexico, Acadian Ambulance Service in Louisiana and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $2 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co. or through American International Group, Inc., or AIG. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million. For periods prior to September 1, 2001, we were fully insured for our workers compensation, auto and general liability programs through Laidlaw's captive insurance program.

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

Employees

        The following is the break down of our employees by job classification as of December 31, 2007.

Job Classification	Full-time	Part-time	Total
Paramedics	3,373	1,853	5,226
Emergency medical technicians	4,986	2,514	7,500
Nurses	122	137	259
Support personnel	4,430	600	5,030

Total	12,911	5,104	18,015

        Approximately 47% of our employees are represented by 41 collective bargaining agreements. Thirteen of these collective bargaining agreements, representing approximately 4,600 employees, are subject to renegotiation in 2008. We believe we have a good relationship with our employees and have never experienced any union-related work stoppages.

EMCARE

        EmCare is the largest provider of outsourced emergency department staffing and related management services to healthcare facilities in the United States. As of December 31, 2007, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. During the fiscal year ended December 31, 2007, EmCare had approximately 7.2 million patient visits in 40 states. EmCare has 395 contracts with hospitals and independent physician groups to provide emergency department, radiology and hospitalist staffing, management and other administrative services. We have added 144 net new contracts since 2001.

        EmCare provides emergency department staffing, hospitalist and radiology services, and related management services to healthcare facilities. We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide professional services to the hospitals with whom we contract. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide unbundled management services such as billing and collection, recruiting, risk management and certain other administrative services.

        In addition, we have become a leading provider of hospitalist services. A hospitalist is a physician who specializes in the care of acutely ill patients in an in-patient setting. While we have provided limited hospitalist services for the past 12 years, it is only in the last four years that we have focused on expanding this program.

        As derived from our annual consolidated financial statements found elsewhere in this report, EmCare's revenues, income from operations, and total assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the
	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Net revenue	$887,781	$744,758	$595,760
Income from operations	99,295	66,513	31,772
Total identifiable assets	558,272	446,590	443,435

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Services

        We provide a full range of outsourced physician staffing and related management services for emergency department and hospitalist programs, which include:

        Contract Management.    We utilize an integrated approach to contract management that involves physicians, non-clinical business experts, and operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the operation, including clinical quality, and works closely with the hospital's management in developing strategic initiatives and objectives. The regional director of operations, which is a clinical position, provides systems analysis and improvement plans. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer's expectations are identified, that service plans are developed and executed to meet those expectations, and that the Company's and the customer's financial objectives are achieved.

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

        Other Services.    We provide a substantial portion of our services to hospitals through our affiliate physician groups. There are situations in which hospitals and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet this need. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2007, we had 13 practice support agreements which generated $14.9 million in net revenue.

        Operational Assessments.    We undertake operational assessments for our hospital customers that include comprehensive reviews of critical operational matrices, including turnaround times, triage systems, "left without being seen," throughput times and operating systems. These assessments establish baseline values and develop and implement process improvement programs, and then we monitor the success of the initiatives.

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

        Hospital Risk Assessment.    We conduct risk assessments of potential hospital customers in conjunction with our sales and contracting process. As part of the risk assessment, registered nurses or physicians employed by us conduct a detailed analysis of the hospital's operations affecting the emergency department or hospitalist services, including the triage procedures, on-call coverage, transfer procedures, nursing staffing and related matters in an effort to address risk factors contractually during negotiations with potential customer hospitals.

        Clinical Fail-Safe Programs.    We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We continue to develop "fail-safe" clinical tools and make them available to our affiliated physicians for use in conjunction with their practice and to our customer hospitals for use as a part of their peer review process. These "fail-safe" tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions (e.g., a heart attack).

        Quality Improvement Programs.    Our medical directors are actively engaged in their respective hospital's quality improvement committees and initiatives. In addition, we provide tools that provide guidance to the medical directors on how to conduct quality reviews of their physicians and help them track their physicians' medical practices.

        Physician Education Programs.    Our wholly owned subsidiary, Emergency Medical Education Systems, Inc., or EMEDS, conducts physician education through risk management and board review conferences and on-line teaching modules. Our affiliated medical professionals can access EMEDS to obtain valuable medical information. Our internal continuing education services are fully accredited by the Accreditation Council for Continuing Medical Education. This allows us to grant our physicians and nurses continuing education credits for internally developed educational programs at a lower cost than if such credits were earned through external programs.

        Proactive Professional Liability Claims Handling.    We utilize a third party claims administrator to manage professional liability claims against companies and medical professionals covered under our insurance program. For each case, detailed reports are reviewed to ensure proactively that the defense is comprehensive and aggressive. Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare's Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare's risk management department to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

        We receive payment for patient services from:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations, preferred provider organizations and private insurers,

  •
  hospitals, and

  •
  individual patients.

        The table below presents the approximate percentages of EmCare's net revenue from the following sources:

	Percentage of EmCare Net Revenue
	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Medicare	17%	18%	18%
Medicaid	3	3	3
Commercial insurance/ managed care	54	53	54
Self-pay	3	4	3
Subsidies/ fees	23	22	22

Total net revenue	100%	100%	100%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We code and bill for physician services through our wholly-owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service.

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 740 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to tailor the submission of claims to Medicare, Medicaid and certain other third party payors and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to two outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

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

        Hospital and Practice Support Contracts.    As of December 31, 2007, EmCare provides services under 395 contracts. Generally, the agreements with the hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

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

        We have established long-term relationships with some of the largest healthcare service providers. None of these customers represent revenue that amounts to 10% of our total net revenue for the years ended December 31, 2007 and 2006, or fiscal year ended December 31, 2005. Our top ten hospital emergency department contracts represent $96.0 million, or 11%, of EmCare's net revenue for the year ended December 31, 2007. We have maintained our relationships with these customers for an average of 16 years.

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

        The contracts with healthcare professionals typically have one-year terms with automatic renewal clauses for additional one-year terms. The contracts can be terminated with cause for various reasons, and usually contain provisions allowing for termination without cause by either party upon 90 days' notice. Agreements with physicians generally contain a non-compete or non-solicitation provision and, in the case of medical directors, a non-compete provision. The enforceability of these provisions varies from state to state.

Management Information Systems

        We have invested in scalable information systems and proprietary software packages designed to allow us to grow efficiently and to deliver and implement our "best practice" procedures nationally, while retaining local and regional flexibility. We have developed and implemented several proprietary applications that we believe provide us with a competitive advantage in our operations.

Sales and Marketing

        Contracts for outsourced emergency department and hospitalist services are obtained through strategic marketing programs and responses to requests for proposals. EmCare's business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group in his or her territory. A significant portion of the compensation program for these sales professionals is commission-based, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

        Emergency medicine practices vary among healthcare facilities. A healthcare facility request for proposal generally will include demographic information of the facility department, a list of services to be performed, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, EmCare's senior management ensures that the proposal is consistent with certain financial parameters. Senior management evaluates all aspects of each proposal, including financial projections, staffing model, resource requirements and competition, to determine how to best achieve our business objectives and the customer goals.

Competition

        The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers handling an estimated 115 million patient visits in 2005. There are more than 4,800 hospitals in the United States with emergency departments, of which approximately 65% currently outsource physician services. Of these hospitals that outsource, we believe approximately 50% contract with a local provider, 22% contract with regional provider and 28% contract with a national provider.

        Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 5% share. Other national providers of outsourced emergency department services are Sterling Healthcare, National Emergency Service and the Schumacher Group.

Insurance

        Professional Liability Program.    For the period January 1, 2002 through December 31, 2007, our professional liability insurance program provided claims made insurance coverage with limits of $1 million per loss event, with a $3 million annual per physician aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        For the 2002 through 2007 calendar years, Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC, provided our professional liability insurance coverage. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2005 calendar years. We also procured coverage on a regional basis under separate policies of insurance for the calendar years 2001 through 2007, and have comparable coverage in calendar year 2008.

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

        From September 1, 2004 through August 31, 2007, EmCare insured its workers compensation exposure through The Travelers Indemnity Company, which reinsured a portion of the exposure with EMCA. From September 1, 2007, EmCare has insured, and continues to insure, its workers compensation exposure through AIG.

Employees and Independent Contractors

        The following is the break down of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2007.

Job Classification	Full-time	Part-time	Total
Physicians	1,436	2,080	3,516
Physician assistants	209	239	448
Nurse practitioners	114	149	263
Non-clinical employees	1,183	234	1,417

Total	2,942	2,702	5,644

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

        Leading, Established Provider of Emergency Medical Services.    We are a leading provider of emergency medical services in the United States. We believe our track record of consistently meeting or exceeding our customers' service expectations, coupled with our ability to leverage our infrastructure and technology to drive increased productivity and efficiency, have contributed to our ability to retain existing and win new contracts.

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

        Focus on Risk Management.    Our risk management initiatives are enhanced by the use of our professional liability claims database and comprehensive claims management. We analyze this data to demonstrate claim trends on a national, hospital, physician and procedure level, helping to manage and mitigate risk exposure. AMR's risk/safety program is aimed at reducing worker injuries through training and improved equipment, and increasing vehicle safety through the use of technology.

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

        Continued Focus on Risk Management.    We will continue to conduct aggressive risk management programs for loss prevention and early intervention. We will continue to develop and utilize clinical "fail safes" and use technology in our ambulances to reduce vehicular incidents.

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

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For fiscal 2007, we received approximately 25% of our net revenue from Medicare and 5% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

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

        On April 1, 2002, the Final Rule became effective. The Final Rule categorizes seven levels of ground ambulance services, ranging from basic life support to specialty care transport, and two categories of air ambulance services. Ground providers are paid based on a base rate conversion factor multiplied by the number of relative value units assigned to each level of transport, plus an additional amount for each mile of patient transport. The base rate conversion factor for services to Medicare patients is adjusted each year by the Consumer Price Index. Additional adjustments to the base rate conversion factor are included to recognize differences in relative practice costs among geographic areas, and higher transportation costs that may be incurred by ambulance providers in rural areas with low population density. The Final Rule requires ambulance providers to accept assignment on Medicare claims, which means a provider must accept Medicare's allowed reimbursement rate as full payment. Medicare typically reimburses 80% of that rate and the remaining 20% is collectible from a secondary insurance or the patient. Originally, the Final Rule called for a five-year phase-in period to allow providers time to adjust to the new payment rates. The national fee schedule was to be phased in at 20% increments each year, with payments being made at 100% of the national fee schedule in 2006 and thereafter.

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

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule, as modified by the provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $16 million during calendar year 2005, a decrease in AMR's net revenue of approximately $17 million in 2006 and resulted in a decrease in AMR's net revenue of approximately $7 million in 2007. Based upon the current Medicare transport mix, we expect a further increase in our net revenue totaling approximately $5 million for the period 2008 through 2010. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon a national fee schedule, or Fee Schedule, which contains a list of uniform rates. The payment rates under the Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. In late 2007, Congress passed legislation to prevent a scheduled 10.1% reduction in 2008 Medicare physician payments. The legislation, which expires June 30, 2008, provides for a 0.5% increase in the physician Fee Schedule and a decrease in the percentage of work relative value units used in determining physician payment rates. We estimate the net impact of the legislation to be a 1% reduction in Medicare physician payments during the first six months of 2008. Absent additional legislative action by Congress, the scheduled 10.1% reduction in Medicare physician payments will be effective July 1, 2008. The 2006 Medicare Trustees report predicts a total of nearly 40 percent in cuts of Medicare physician payment rates by 2016. Unless Congress takes additional action in the future to modify or reform the mechanism by which the Fee Schedule payment rates are updated, significant reductions in Medicare reimbursement will continue to occur annually, and these reductions could have a material adverse effect on our business, financial condition and results of operations.

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

        Rules Applicable to Midlevel Practitioners.    EmCare utilizes physician assistants and nurse practitioners, sometimes referred to collectively as "midlevel practitioners," to provide care under the supervision of our physicians. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the midlevel practitioner's chart entries must be countersigned. Under applicable Medicare rules, in certain cases, a midlevel practitioner's services are reimbursed at a rate equal to 85% of the physician fee schedule amount. However, when a midlevel practitioner assists a physician who is directly and personally involved in the patient's care, we often bill for the services of the physician at the full physician fee schedule rates and do not bill separately for the midlevel practitioner's services. We believe our billing and documentation practices related to our use of midlevel practitioners comply with applicable state and federal laws, but we cannot assure you that enforcement authorities will not find that our practices violate such laws.

        Ambulance Rates Payable by Medicare HMOs.    One of the changes made by ambulance fee schedule Final Rule was to require ambulance providers to "accept assignment" from Medicare and Medicare HMOs. Medicare HMOs are private insurance companies which operate managed care plans that enroll Medicare beneficiaries who elect to enroll in a plan in lieu of regular Medicare coverage. When a provider accepts assignment, it agrees to accept the rate established by Medicare as payment in full for services covered by Medicare or the Medicare HMO and to write off the balance of its charges. Prior to the implementation of the Final Rule, ambulance providers were not required to accept assignment and could obtain payment from Medicare patients or Medicare HMOs for the provider's full charges, which typically are higher than the Medicare rate. When the requirement to accept assignment became effective on April 1, 2002, many Medicare HMOs continued to pay ambulance providers their full charges, even though they could have paid them the Medicare rate. Many Medicare HMOs subsequently have taken the position that the amount paid to such providers in excess of the Medicare rate constituted an overpayment that must be refunded by the provider. We have received such refund demands from some Medicare HMOs and, in order to minimize litigation costs, have agreed to partial repayment of amounts received from the plans in excess of the Medicare rate. We have no reason to believe that additional HMOs will make such demands, but we cannot assure you that there will be no further demands.

        The SNF Prospective Payment System.    Under the Medicare prospective payment system, or PPS, applicable to skilled nursing facilities, or SNFs, the SNFs are financially responsible for some ancillary services, including certain ambulance transports, or PPS transports, rendered to certain of their Medicare patients. Ambulance companies must bill the SNF, rather than Medicare, for PPS transports, but may bill Medicare for other covered transports provided to the SNF's Medicare patients. Ambulance companies are responsible for obtaining sufficient information from the SNF to determine which transports are PPS transports and which ones may be billed to Medicare. The Office of Inspector General of the Department of Health and Human Services, or the OIG, has issued two industry-wide audit reports indicating that, in many cases, SNFs do not provide, or ambulance companies and other ancillary service providers do not obtain, sufficient information to make this determination accurately. As a result, the OIG asserts that some PPS transports that should have been billed by ambulance providers to SNFs have been improperly billed to Medicare. The OIG has recommended that Medicare recoup the amounts paid to ancillary service providers, including ambulance companies, for such services. Although we believe AMR currently has procedures in place to correctly identify and bill for

PPS transports, we cannot assure you that AMR will not be subject to such recoupments and other possible penalties.

        Paramedic Intercepts.    Medicare regulations permit ambulance transport providers to subcontract with other organizations for paramedic services. Generally, only the transport provider may bill Medicare, and the paramedic services subcontractor must receive any payment to which it is entitled from that provider. Based on these rules, in some jurisdictions we have established "paramedic intercept" arrangements in which we may provide paramedic services to a municipal or volunteer transport provider. Although we believe AMR currently has procedures in place to assure that we do not bill Medicare directly for paramedic intercept services we provide, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

        Patient Signatures.    Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative as defined in the regulations, prior to submitting a claim for payment from Medicare. Historically, until January 1, 2008, an exception existed for situations where it is not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception is clearly documented. This exception has historically been interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations have been revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtains the signature of a representative of the receiving facility, or other specified documentation from that facility as proof of transport and maintains certain other documentation. If we are unable to obtain the signature of a Medicare non-emergency patient or a qualified representative, we may not bill Medicare for the transport and must seek payment directly from the patient. These revised requirements will exacerbate the difficulty ambulance providers have historically had in complying with the patient signature requirements. These changes could adversely impact our cash flow because of the delays that may occur in obtaining signatures from non-emergency patients or their representatives, or our inability to bill Medicare when we are unable to do so. Further, although we believe AMR currently has procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

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

        Coordination of Benefits Rules.    When our services are covered by multiple third party payors, such as a primary and a secondary payor, financial responsibility must be allocated among the multiple payors in a process known as "coordination of benefits," or COB. The rules governing COB are complex, particularly when one of the payors is Medicare or another government program. Under these rules, in some cases Medicare or other government payors can be billed as a "secondary payor" only after recourse to a primary payor (e.g., a liability insurer) has been exhausted. In some instances, multiple payors may reimburse us an amount which, in the aggregate, exceeds the amount to which we are entitled. In such cases, we are obligated to process a refund. If we improperly bill Medicare or other government payors as the primary payor when that program should be billed as the secondary payor, or if we fail to process a refund when required, we may be subject to civil or criminal penalties. Although we believe we currently have procedures in place to assure that we comply with applicable COB rules, and that we process refunds when we receive overpayments, we cannot assure you that payors or enforcement agencies will not find that we have violated these requirements.

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

Federal False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

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

Federal Anti-Kickback Statute

        We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 in which parties can seek an advisory opinion from the OIG.

        We and others in the healthcare community have taken advantage of the advisory opinion process, and a number of advisory opinions have addressed issues that pertain to our various operations, such as discounted ambulance services being provided to skilled nursing facilities, patient co-payment responsibilities, compensation methodologies under a management services arrangement, and ambulance restocking arrangements. In a number of these advisory opinions the government concluded that such arrangements could be problematic if the requisite intent were present. Although advisory opinions are binding only on HHS and the requesting party or parties, when new advisory opinions are issued, regardless of the requestor, we review them and their application to our operations as part of our ongoing corporate compliance program and endeavor to make appropriate changes where we perceive the need to do so. See "—Corporate Compliance Program and Corporate Integrity Obligations."

        Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies: (1) transports for which the facility must pay the ambulance company, and (2) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG's views. In 2006, we entered into a settlement with the U.S. Department of Justice and a Corporate Integrity Agreement to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. See Item 3, "Legal Proceedings".

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

Fee-Splitting; Corporate Practice of Medicine

        EmCare employs or contracts with physicians or physician-owned professional corporations to deliver services to our hospital customers and their patients. We frequently enter into management services contracts with these physicians and professional corporations pursuant to which we provide them with billing, scheduling and a wide range of other services, and they pay us for those services out of the fees they collect from patients and third-party payors. These activities are subject to various state laws that prohibit the practice of medicine by corporations and are intended to prevent unlicensed persons from interfering with or influencing the physician's professional judgment and the sharing of professional services income with nonprofessional or business interests. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities such as scheduling, contracting, setting rates and the hiring and management of non-clinical personnel may implicate the restrictions on corporate practice of medicine. In such states, we maintain long-term management contracts with affiliated physician groups, which employ or contract with physicians to provide physician services. We believe that we are in material compliance with applicable state laws relating to the corporate practice of medicine and fee-splitting. However, regulatory authorities or other parties, including our affiliated physicians, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee-splitting. In this event, we could be subject to adverse judicial or administrative interpretations, to civil or criminal penalties, our contracts could be found legally invalid and unenforceable or we could be required to restructure our contractual arrangements with our affiliated physician groups.

Federal Stark Law

        We are also subject to a provision of the Social Security Act, commonly known as the "Stark Law." Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing "designated health services" if the physician or a member of such physician's immediate family has a "financial relationship" with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties of up to $15,000 for each violation and twice the dollar value of each such service and possible exclusion from future participation in the federally-funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law's prohibitions may be fined up to $100,000 for each applicable arrangement or scheme. Although we believe that we have structured our agreements with physicians so as to not violate the Stark Law and related regulations, a determination of liability under the Stark Law could have an adverse effect on our business, financial condition and results of operations.

Other Federal Healthcare Fraud and Abuse Laws

        We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996, there are two additional federal crimes that could have an impact on our business: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

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

Licensing, Certification, Accreditation and Related Laws and Guidelines

        In certain jurisdictions, changes in our ownership structure require pre- or post-notification to governmental licensing and certification agencies. Relevant laws and regulations may also require reapplication and approval to maintain or renew our operating authorities or require formal application and approval to continue providing services under certain government contracts. For example, in connection with our acquisition of AMR from Laidlaw, two of our subsidiaries were required to apply for state and local ambulance operating authority in New York. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in our ownership structure and operations require us to comply with numerous notification and reapplication requirements in order to maintain our licensure, certification or other authority to operate, and failure to do so, or an allegation that we have failed to do so, can result in payment delays, forfeiture of payment or civil and criminal penalties."

        We and our affiliated physicians are subject to various federal, state and local licensing and certification laws and regulations and accreditation standards and other laws, relating to, among other things, the adequacy of medical care, equipment, personnel and operating policies and procedures. We are also subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditations. Failure to comply with these laws and regulations could result in our services being found to be non reimbursable or prior payments being subject to recoupments, and can give rise to civil or criminal penalties. We have taken steps we believe were required to retain or obtain all requisite licensure and operating authorities. While we have made reasonable efforts to substantially comply with federal, state and local licensing and certification laws and regulations and standards as we interpret them, we cannot assure you that agencies that administer these programs will not find that we have failed to comply in some material respects.

        Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986, which prohibits "patient dumping" by requiring hospitals and hospital emergency departments and others to assess and stabilize any patient presenting to the hospital's emergency department or urgent care center requesting care for an emergency medical condition, regardless of the patient's ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of the Emergency Medical Treatment and Active Labor Act of 1986 can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

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

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA Insurance Company, Ltd. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with applicable laws and regulations can result in civil and criminal fines and penalties and loss of licensure.

        While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

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

        When the United States government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a Corporate Integrity Agreement, or CIA, with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations are subject to two separate CIAs with the OIG which, combined, cover the period July 2004 through September 2011. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements: (1) a compliance officer and committee, (2) written standards including a code of conduct and policies and procedures, (3) general and specific training and education, (4) claims review by an independent review organization, (5) disclosure program for reporting of compliance issues or questions, (6) screening and removal processes for ineligible persons, (7) notification of government investigations or legal proceedings, (8) establishment of safeguards applicable to our contracting processes and (9) reporting of overpayments and other "reportable events." In addition to these CIAs, one of our other operations recently completed the term of a three year CIA.

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

        See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" for additional information related to regulatory matters.

Internet Website

        Our website address is www.emsc.net. Under the "Investor Relations" heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 ("Exchange Act") as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC. The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of materials that we file with the SEC can also be obtained at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, compliance, and corporate governance and nominating committees are also available on our website www.emsc.net under the headings "Corporate Governance" and "Code of Business Conduct and Ethics."

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

        Onex Partners LP and other entities affiliated with Onex Corporation, which we refer to together as the Onex entities, own all of our outstanding LP exchangeable units, which are exchangeable at any time, at the option of the holder, for our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share (reducing to one vote per share under certain limited circumstances), on all matters to be voted on by our stockholders. Prior to the exchange for class B common stock, the holders of the LP exchangeable units will be able to exercise the same voting rights with respect to EMSC as they would have after the exchange through a share of class B special voting stock. As a result, the Onex entities control approximately 97% of our combined voting power. Accordingly, the Onex entities exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex entities could cause corporate actions to be taken even if the interests of these entities conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of EMSC that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Onex has the voting power to elect our entire board of directors and to remove any director or our entire board without cause.

        Although our current board includes "independent directors", so long as the Onex entities control more than 50% of our combined voting power we are exempt from the NYSE rule that requires that a board be comprised of a majority of "independent directors". Onex may have a controlling influence over our board, as Onex has sufficient voting power to elect the entire board, and our certificate of incorporation permits stockholders to remove directors at any time with or without cause.

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

        We are a holding company, and we have no material assets other than our direct ownership of a 22.8% equity interest in EMS LP. EMS LP is our only source of cash flow from operations. The Onex entities hold their equity interest in us through LP exchangeable units of EMS LP. As our controlling stockholder, Onex could limit distributions to us from EMS LP, and cause us to amend the EMS LP partnership agreement in a manner that would be beneficial to the Onex entities, as limited partners of EMS LP, and detrimental to our class A stockholders.

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

        The EMS LP partnership agreement provides that amendments to that agreement may only be proposed and authorized by us, as the general partner. The Onex entities could seek to influence our board's action with respect to any amendment and we, as the general partner of EMS LP, owe a fiduciary duty to the limited partners of the partnership. Our board also owes a fiduciary duty to our common stockholders. Because of the inherent conflict of interest we face between our fiduciary duty to our stockholders, including our class A stockholders, and the Onex entities, as limited partners in EMS LP, the EMS LP partnership agreement provides that, if there is any conflict of interest of the limited partners and our common stockholders, our board may, in the exercise of its business judgment, cause us to act in the best interests of our stockholders.

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

        We have a substantial amount of debt. At December 31, 2007, we had total debt of $483 million, including $224 million of borrowings under the term loan portion of our senior secured credit facility, $250 million of our senior subordinated notes and $6 million of capital lease obligations. We had no borrowings outstanding under our revolving credit facility and we had $30 million of letters of credit outstanding. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

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

        Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2008, including our debt service, will total approximately $85 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectible, generally will reduce our cash flow.

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

        Our obligations under our senior secured credit facility are secured by liens on substantially all of our assets, and the guarantees of our subsidiaries under our senior secured credit facility are secured by liens on substantially all of those subsidiaries' assets. If we become insolvent or are liquidated, or if payment under our senior secured credit facility or of other secured obligations is accelerated, the lenders under our senior secured credit facility or the obligees with respect to the other secured obligations will be entitled to exercise the remedies available to a secured lender under applicable law and the applicable agreements and instruments, including the right to foreclose on all of our assets.

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

        EmCare procures professional liability insurance coverage for most of its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, this insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsure the entire program, primarily through EmCare's wholly-owned subsidiary, EMCA Insurance Company, Ltd., or EMCA. Workers compensation coverage for EmCare's employees and applicable affiliated medical professionals is provided under a similar structure for the period through August 31, 2007. From September 1, 2004 to the closing date of our acquisition of AMR and EmCare, AMR obtained insurance coverage for losses with respect to workers compensation, auto and general liability claims through Laidlaw's captive insurance program. In 2007 AMR transferred the Laidlaw insurance coverage to AIG and currently has a self-insurance program fronted by an unrelated third party for all of its insurance programs subsequent to September 1, 2001. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

        Our liability to pay for EmCare's insurance program losses is collateralized by funds held through EMCA and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. Should our AMR losses with respect to such claims exceed the collateral held by Laidlaw in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts. See Item 1, "Business—American Medical Response—Insurance" and "Business—EmCare—Insurance."

We are subject to a variety of federal, state and local laws and regulatory regimes, including a variety of labor laws and regulations. Failure to comply with laws and regulations could subject us to, among other things, penalties and legal expenses which could have a materially adverse effect on our business.

        We are subject to various federal, state, and local laws and regulations including, but not limited to ERISA, and regulations promulgated by the Internal Revenue Service, the United States Department of Labor and the Occupational Safety and Health Administration. We are also subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, the Worker Adjustment and Restructuring Notification Act, or WARN Act, and other regulations related to working conditions, wage-hour pay, overtime pay, family leave, employee benefits, antidiscrimination, termination of employment, safety standards and other workplace regulations.

        Failure to properly adhere to these and other applicable laws and regulations could result in investigations, the imposition of penalties or adverse legal judgments by public or private plaintiffs, and our business, financial condition and results of operations could be materially adversely affected. Similarly, our business, financial condition and results of operations could be materially adversely affected by the cost of complying with newly-implemented laws and regulations.

        In addition, from time to time we have received, and expect to continue to receive, correspondence from former employees terminated by us who threaten to bring claims against us alleging that we have violated one or more labor and employment regulations. In certain instances former employees have brought claims against us and we expect that we will encounter similar actions against us in the future. An adverse outcome in any such litigation could require us to pay contractual damages, compensatory damages, punitive damages, attorneys' fees and costs.

The reserves we establish with respect to our losses covered under our insurance programs are subject to inherent uncertainties.

        In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical

Accounting Policies—Claims Liability and Professional Liability Reserves" and note 16 of the notes to our financial statements included in Item 8.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

        Some of our insurance coverage, for periods prior to the initiation of our self-insurance programs as well as portions of our current insurance coverage, is through various third party insurers. To the extent we hold policies to cover certain groups of claims, but either did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is no longer viable, we may be responsible for losses attributable to such claims. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 81% of our net revenue for the fiscal year ended December 31, 2007, we, or our affiliated physicians, collect the fees for transports and physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See "—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations." In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $38 million and $60 million in the years ended December 31, 2007 and 2006, respectively, and $49 million in the eleven months ended December 31, 2005. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

        A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient visits and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the year ended December 31, 2007 was generated under contracts, including exclusive contracts that accounted for approximately 88% of our fiscal 2007 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal, or RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

        As of December 31, 2007, we contracted with approximately 1,860 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities were successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible (but not certain) that our treatment of the physicians would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

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

        Approximately 47% of AMR's employees are represented by 41 collective bargaining agreements. Thirteen of these collective bargaining agreements, representing approximately 4,600 employees, are subject to renegotiation in 2008. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Risk Factors Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

        The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

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

        We must also comply with numerous other laws applicable to our documentation and the claims we submit for payment, including but not limited to (1) "coordination of benefits" rules that dictate which payor we must bill first when a patient has potential coverage from multiple payors; (2) requirements that we obtain the signature of the patient or patient representative, or, in certain cases, the documentation, prior to submitting a claim; (3) requirements that we make repayment to any payor which pays us more than the amount to which we are entitled; (4) requirements that we bill a hospital or nursing home, rather than Medicare, for certain ambulance transports provided to Medicare patients of such facilities; (5) "reassignment" rules governing our ability to bill and collect professional fees on behalf of our physicians;(6) requirements that our electronic claims for payment be submitted using certain standardized transaction codes and formats; and (7) laws requiring us to handle all health and financial information of our patients in a manner that complies with specified security and privacy standards. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

        Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. See Item 3, "Legal Proceedings." Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, the Balanced Budget Act of 1997 and other provisions of federal, state and local law.

        In addition, from time to time we self-identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. Although the government usually accepts such disclosures and repayments without taking further enforcement action, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        If our operations are found to be in violation of these or any of the other laws which govern our activities, any resulting penalties, damages, fines or other sanctions could adversely affect our ability to operate our business and our financial results. See Item 1, "Business—Regulatory Matters—Federal False Claims Act" and "Business—Other Healthcare Fraud and Abuse Laws."

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

        Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in an increase in AMR's net revenue of approximately $16 million for calendar 2005, a decrease in AMR's net revenue of approximately $17 million in 2006, and a decrease in AMR's net revenue of approximately $7 million in 2007. Based upon the current Medicare transport mix, we expect a further increase in our net revenue totaling approximately $5 million for the period 2008 through 2010. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

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

        A number of laws bear on our contractual relationships with our physicians. There is a risk that state authorities in some jurisdictions may find that these contractual relationships violate laws prohibiting the corporate practice of medicine and fee-splitting prohibitions. These laws prohibit the practice of medicine by general business corporations and are intended to prevent unlicensed persons or entities from interfering with or inappropriately influencing the physician's professional judgment. They may also prevent the sharing of professional services income with non-professional or business interests. From time to time, including recently, we have been involved in litigation in which private litigants have raised these issues. See Item 1, "Business—Regulatory Matters—Fee-Splitting; Corporate Practice of Medicine."

        Our physician contracts include contracts with individual physicians and with physicians organized as separate legal professional entities (e.g., professional medical corporations). Antitrust laws may deem each such physician/entity to be separate, both from EmCare and from each other and, accordingly, each such physician/practice is subject to a wide range of laws that prohibit anti-competitive conduct between or among separate legal entities or individuals. A review or action by regulatory authorities or the courts could force us to terminate or modify our contractual relationships with physicians and affiliated medical groups or revise them in a manner that could be materially adverse to our business. See Item 1, "Business—Regulatory Matters—Antitrust Laws."

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

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA Insurance Company, Ltd. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

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

        We are subject to the federal Anti-Kickback Statute, which prohibits the knowing and willful offer, payment, solicitation or receipt of any form of "remuneration" in return for, or to induce, the referral of business or ordering of services paid for by Medicare or other federal programs. "Remuneration" potentially includes discounts and in-kind goods or services, as well as cash. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. Violations of the Anti-Kickback Statute can result in imprisonment, civil or criminal fines or exclusion from Medicare and other governmental programs.

        In 1999, the Office of Inspector General of the Department of Health and Human Services, or the OIG, issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain "safe harbor" conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts. See Item 1, "Business—Regulatory Matters—Federal Anti-Kickback Statute."

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

        There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames. See Item 1, "Business—American Medical Response—Legal Matters." If we are found to have violated the Anti-Kickback Statute, we may be subject to civil or criminal penalties, including exclusion from the Medicare or Medicaid programs, or may be required to enter into settlement agreements with the government to avoid such sanctions. Typically, such settlement agreements require substantial payments to the government in exchange for the government to release its claims, and may also require us to enter into a CIA. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        In addition to AMR's contracts with healthcare facilities, other marketing practices or transactions entered into by AMR and EmCare may implicate the Anti-Kickback Statute. Although we have attempted to structure our past and current marketing initiatives and business relationships to comply with the Anti-Kickback Statute, we cannot assure you that the OIG or other authorities will not find that our marketing practices and relationships violate the statute.

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

        In the last five years, we have entered into five settlement agreements with the United States government. In June 2002, one of our subsidiaries, AMR of Massachusetts, entered into a settlement agreement to resolve a number of allegations, including allegations related to billing and documentation practices. In February 2003, another subsidiary, AMR of South Dakota, entered into a settlement agreement to resolve allegations that it incorrectly billed for transports performed by other providers when an AMR paramedic accompanied the patient during transport, and that it billed for certain non-emergency transports using emergency codes. In July 2004, our subsidiary, American Medical Response West, entered into a settlement agreement in connection with billing matters related to emergency transports and specialized services. In August 2004, AMR entered into a settlement agreement on behalf of a subsidiary, Regional Emergency Services LP, or RES, to resolve allegations of violations of the False Claims Act by RES and a hospital system based on the absence of certificates of medical necessity and other non-compliant billing practices. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. See Item 3, "Legal Proceedings."

        As part of the settlement AMR West entered into with the government, we entered into a Corporate Integrity Agreement, or CIA, which is still in effect. Pursuant to this CIA, we are required to establish and maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee, review by an independent review organization, and reporting of overpayments and other "reportable events." In connection with the September 2006 settlement for AMR, we also entered into a CIA which requires us to maintain a compliance program which includes the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). AMR of Massachusetts entered into a CIA in connection with its June 2002 settlement, the term of which has expired. See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

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

        We cannot assure you as to the ultimate content, timing or effect of changes, nor is it possible at this time to estimate the impact of potential legislation. Further, it is possible that future legislation enacted by Congress or state legislatures could adversely affect our business or could change the operating environment of our customers. It is possible that changes to the Medicare or other government reimbursement programs may serve as precedent to similar changes in other payors' reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursement programs could lead to adverse changes in Medicare and other government payor programs which could have a material adverse effect on our business, financial condition or results of operations.

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

We are a "controlled company" within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements.

        Because the Onex entities own more than 50% of our combined voting power, we are deemed a "controlled company" under the rules of the New York Stock Exchange, or the NYSE. As a result, we qualify for, and rely upon, the "controlled company" exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that our board of directors be comprised of a majority of "independent directors," and that our compensation committee and corporate governance and nominating committee be comprised solely of "independent directors" (as defined under the rules of the NYSE), so long as the Onex entities continue to own more than 50% of our combined voting power.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease approximately 70,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the AMR and EMSC corporate headquarters and which also serves as one of AMR's billing offices. Our leases for our business segments are described below.

AMR

        Facilities.    In addition to the corporate headquarters, we also lease approximately 568 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 12 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2017.

        Vehicle Fleet.    We operate approximately 4,200 vehicles. Of these, 77% are ambulances, 13% are wheelchair vans and 10% are support vehicles. As of December 31, 2007, we owned approximately 90% of our vehicles and leased the balance. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately 5 years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We are exploring ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

EmCare

        Facilities.    We lease approximately 49,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare's key support functions and regional operations. We also lease 15 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2016.

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

        On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that an AMR Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these overpayments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, we paid the $1.8 million in alleged overpayments. However, we continue to disagree with the OIG's finding and we have filed an administrative appeal. If we are successful in the administrative appeal we may be entitled to repayment of all or part of the $1.8 million.

        EmCare entered into a settlement agreement with respect to June Belt, et al. v. EmCare, Inc., et al., (U.S. Ct. App.—5th Cir.), brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. Pursuant to the settlement agreement, which the Court approved in January 2007, EmCare paid $1.7 million in satisfaction of all claims in the lawsuit, which was previously accrued.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our class A common stock have been trading on the New York Stock Exchange ("NYSE"), under the symbol "EMS", since our initial public offering of such stock on December 16, 2005. There is no established market for our class B common stock or our LP exchangeable units. The following table details the high and low sales prices of our class A common stock during the years ended December 31, 2007 and 2006.

	HIGH	LOW
Year ended December 31, 2007:
Fourth Quarter	$35.60	$26.90
Third Quarter	46.00	22.55
Second Quarter	43.41	28.23
First Quarter	$29.74	$19.93
Year ended December 31, 2006:
Fourth Quarter	$21.81	$16.10
Third Quarter	16.67	11.57
Second Quarter	13.86	11.00
First Quarter	$14.40	$12.17

        On February 19, 2008, the last sale price of our class A common stock as reported by the NYSE was $27.71 and there were approximately 100 holders of record of our class A common stock, 3 holders of record of our class B common stock and 5 holders of record of our LP exchangeable units.

        We refer you to our Registration Statement filed on Form S-1 under the Securities Act of 1933 with the Securities and Exchange Commission on December 15, 2005 under the caption "Description of Capital Stock" for a further description of our capital stock.

Dividend Policy

        We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facility. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay dividends in 2007, 2006 or 2005 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

        The Company had no sales of unregistered securities in the fiscal year ended December 31, 2007.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the year ended December 31, 2007.

Summary of Equity Compensation Plans

        We adopted our equity option plan approved by security holders in 2005 in connection with the acquisition of AMR and EmCare. In 2007 we adopted our Long-Term Incentive Plan, which was approved by our shareholders in 2007, and we ceased to issue options under the previous equity option plan. The compensation committee of our board of directors, or the board itself if there is no committee, administers the equity option plans.

        These plans provide for the issuance of up to 4,857,907 shares of our class A common stock at December 31, 2007, including 3,347,596 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $7.13, and 30,000 shares that may vest pursuant to outstanding restricted stock grants. At December 31, 2007, 1,362,817 shares remain available under the Long-Term Incentive Plan for future grants.

Management Investment and Equity Purchase Plan

        In connection with our acquisition of AMR and EmCare, our named executive officers and other members of management purchased an aggregate of 915,750 shares of class A common stock. Approximately 160 employees and affiliated physicians, physician assistants and nurse practitioners purchased in the aggregate an additional 231,450 shares of class A common stock pursuant to our equity purchase plan. The 1,147,200 shares held by these investors, including our named executive officers, are governed by equityholders agreements. These agreements contain restrictions on transfer of the equity. See "Description of Capital Stock—Equityholder Agreements" in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and "piggyback" registration rights.

Non-Employee Director Compensation Program

        Under the terms of our Non-Employee Director Compensation Program, in addition to an annual cash retainer of $50,000, each continuing non-employee director (other than Robert M. Le Blanc, our Lead Director), effective immediately following each annual meeting of stockholders, will receive a grant of a number of restricted stock units, or RSUs, having a fair market value of $100,000, based on the closing price of our class A common stock on the business day immediately preceding the grant date. The RSUs will vest on the date of the next following annual meeting of stockholders, immediately prior to the vote for directors, and will be paid in shares of our class A common stock (one share for each RSU). The number of RSUs granted to a non-employee director joining the board other than at an annual meeting of stockholders will be pro-rated based on the amount of time remaining until the next annual meeting of stockholders. This equity component of the non-employee director compensation program became effective as of June 1, 2006, and was approved by the stockholders at the 2007 annual meeting of stockholders. The number of RSUs issued and outstanding at December 31, 2007 was 42,820 and due to the nature of the plan, the number of shares remaining for future issuance is indeterminable.

        Generally, a non-employee director will forfeit his annual compensation (both the cash and the equity components) if he does not attend at least 75% of the meetings held in that year by the board of directors and the board committees on which he serves. The board of directors may waive this requirement if it determines that extenuating circumstances precluded such attendance. There will be no compensation paid to directors for attendance at individual meetings, for service on committees of the board of directors or for serving as Chair of any such committee.

Employee Stock Purchase Plan and Stock Purchase Plan

        Under EMSC's Employee Stock Purchase Plan, or ESPP, 500,000 shares of our class A common stock, par value $.01 per share, are authorized for purchase by eligible employees of EMSC during designated offering periods. The Compensation Committee of our Board of Directors administers the ESPP, and has sole discretion in determining when offerings will be made and the terms of each, and to designate which subsidiary corporations of EMSC will be eligible to participate. It also has the authority to construe the ESPP and any purchase rights granted thereunder, and establish, amend and revoke rules and regulations for the administration of the ESPP. As of December 31, 2007, no offerings had been designated under the ESPP.

        Under the Long-Term Incentive Plan or LTIP, we may also offer and sell up to 500,000 shares of the 2,000,000 shares of our class A common stock issuable under the LTIP as stock awards to EMSC consultants and employees of professional associations or professional corporations, for which we or our subsidiaries provide management services pursuant to a physician services agreement. Pursuant to its authority under the LTIP, the Compensation Committee of our Board of Directors established a Stock Purchase Plan, or SPP, under which stock awards may be sold to such individuals. The purchase price associated with such awards will be determined from time to time pursuant to the LTIP by our Compensation Committee. As of December 31, 2007, no offerings had been made under the SPP.

Performance Graph

        The performance graph comparing cumulative total return among EMSC and certain indexes will be filed in EMSC's annual report for the fiscal year ended December 31, 2007, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007; the performance graph is incorporated herein by reference.

Offer to Provide Form 10-K

        Stockholders may request a complimentary copy of our Annual Report on Form 10-K by mail addressed to our Investor Relations Department at the following address: Emergency Medical Services Corporation, 6200 South Syracuse Way, Greenwood Village, CO 80111.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data derived from our combined or consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and notes thereto appearing in Item 8 of this Report.

        Effective as of January 31, 2005, we acquired AMR and EmCare from Laidlaw and, in connection with the acquisition, we changed our fiscal year to December 31 from August 31. For all periods prior to the acquisition, the AMR and EmCare businesses formerly owned by Laidlaw are referred to as the "Predecessor."

        The comparability of our selected historical financial data has been affected by a number of significant events and transactions. In 2001, AMR's and EmCare's former parent, Laidlaw, and certain of its affiliates filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Although subsidiaries of Laidlaw, neither AMR nor EmCare was included in the bankruptcy filing. Laidlaw emerged from bankruptcy protection in June 2003. Laidlaw applied fresh-start accounting as of June 1, 2003 to AMR and EmCare and pushed down to us our share of the fresh-start accounting adjustments. As a result of the fresh-start change in the basis of accounting for our underlying assets and liabilities, our results of operations and cash flows have been separated as pre-June 1, 2003 and post-May 31, 2003.

        Financial data for the nine months ended May 31, 2003 (Pre Fresh-Start Predecessor), three months ended August 31, 2003 (Predecessor) and year ended August 31, 2004 (Predecessor) and the five months ended January 31, 2005 (Predecessor) are derived from our audited combined financial statements. Financial data as of and for the eleven months ended December 31, 2005 and as of and for the years ended December 31, 2006 and 2007 are derived from our audited consolidated financial statements included in Item 8 of this Report.

				Predecessor			Pre Fresh-Start Predecessor
	As of and for the
	Year ended		Eleven months ended		Year ended	Three months ended
	December 31,			Five months ended January 31, 2005	August 31,
							Nine months ended May 31, 2003
	2007	2006	2005		2004	2003
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$2,106,993	$1,934,205	$1,655,485	$696,179	$1,604,598	$384,461	$1,103,335
Compensation and benefits	1,455,970	1,333,648	1,146,055	481,305	1,117,890	264,604	757,183
Operating expenses	317,518	294,806	233,087	94,882	218,277	55,212	163,447
Insurance expenses	66,308	74,258	86,814	40,310	83,063	34,987	69,980
Selling, general and administrative expenses	61,893	57,403	54,262	21,635	47,899	12,017	37,867
Depreciation and amortization expenses	70,483	66,005	54,143	18,808	52,739	12,560	32,144
Restructuring charges	2,242	6,369	1,781	—	2,115	1,449	1,288
Laidlaw fees and compensation charges	—	—	—	19,857	15,449	1,350	4,050
Laidlaw reorganization charges	—	—	—	—	—	—	3,650

Income from operations	132,579	101,716	79,343	19,382	67,166	2,282	33,726
Interest income from restricted assets	7,143	5,987	4,014	1,308	2,808	316	404
Interest expense	(46,948)	(45,605)	(47,813)	(5,644)	(9,961)	(908)	(4,691)
Realized gain (loss) on investments	245	(467)	(164)	—	(1,140)	90	—
Interest and other income	2,055	2,346	1,040	714	240	22	304
Loss on early debt extinguishment	—	(377)	(2,040)	—	—	—	—
Fresh-start accounting adjustments(1)	—	—	—	—	—	—	46,416

Income before income taxes and cumulative effect of a change in accounting principle	95,074	63,600	34,380	15,760	59,113	1,802	76,159
Income tax expense	(36,104)	(24,961)	(14,372)	(6,278)	(21,764)	(8,633)	(829)

Income (loss) before cumulative effect of a change in accounting principle	58,970	38,639	20,008	9,482	37,349	(6,831)	75,330
Cumulative effect of a change in accounting principle(2)	—	—	—	—	—	—	(223,721)
Equity in earnings of unconsolidated subsidiary	848	432	59	—	—	—	—

Net income (loss)	$59,818	$39,071	$20,067	$9,482	$37,349	$(6,831)	$(148,391)

Net income per share:
Basic	$1.44	$0.94	$0.56
Diluted	$1.39	$0.92	$0.55
Weighted average number of common shares outstanding:
Basic	41,551,207	41,502,632	33,621,542
Diluted	43,146,881	42,528,885	34,282,176
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$97,818	$165,742	$109,963	$15,966	$127,679	$30,009	$58,769
Investing activities	(100,226)	(113,127)	(909,629)	(21,667)	(81,516)	(15,136)	(98,835)
Financing activities	(8,014)	(31,327)	803,083	10,856	(47,328)	(47,222)	(8,060)
Cash and cash equivalents	28,914	39,336	18,048	14,631	9,476	10,641	42,990
Total assets	1,479,563	1,318,217	1,267,028	983,510	949,599	914,746
Long-term debt and capital lease obligations, including current maturities	482,883	479,775	502,184	11,497	15,480	24,057
Shareholders' or Combined Equity	449,496	386,040	344,984	598,277	573,840	560,539

(1)
Reflects the impact of push-down accounting adjustments on the combined companies of Laidlaw's emergence from bankruptcy.

(2)
Reflects an impairment of goodwill recorded in connection with the adoption of SFAS No. 142.

Quarterly Results

        The following table summarizes our unaudited results for each quarter in the years ended December 31, 2007 and 2006 (in thousands, except per share amounts).

	2007
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$523,319	$516,712	$529,752	$537,210
Income from operations	35,764	33,187	33,294	30,334
Net income	16,631	15,095	14,670	13,422
Basic net income per common share	0.40	0.36	0.35	0.32
Diluted net income per common share	0.39	0.35	0.34	0.31

	2006
	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$469,124	$478,451	$485,697	$500,933
Income from operations	21,710	27,306	26,296	26,404
Net income	7,261	10,718	10,284	10,808
Basic net income per common share	0.17	0.26	0.25	0.26
Diluted net income per common share	0.17	0.25	0.24	0.25

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in Item 8 of this Report and the "Selected Financial Data" included in Item 6 of this Report. The following discussion includes periods before the acquisition of AMR and EmCare. Accordingly, the discussion and analysis of historical periods do not fully reflect the impact the acquisition of AMR and EmCare have had on us. In addition, this discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

        Our financial statements referred to in this Item 7 are included in Item 8 of this Annual Report.

Company Overview

        We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of medical transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States. Approximately 88% of our net revenue for the year ended December 31, 2007 was generated under exclusive contracts. During 2007, we provided emergency medical, ambulance and other transport services to approximately 10.6 million patients in more than 2,000 communities nationwide.

American Medical Response

        Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. AMR has an 8% share of the total ambulance services market and a 21% share of the private provider ambulance market. During the year ended December 31, 2007, AMR treated and transported approximately 3.4 million patients in 37 states. As of December 31, 2007, AMR had approximately 3,300 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance services. For the year ended December 31, 2007, approximately 56% of AMR's net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 31% of AMR's net revenue for the same period. The balance of net revenue for 2007 was generated from the provision of training, dispatch centers and other services to communities and public safety agencies and from revenue associated with fixed-wing medical transportation services.

EmCare

        Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups. EmCare has an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. During the year ended December 31, 2007, EmCare had approximately 7.2 million patient visits in 40 states.

        EmCare primarily provides emergency department staffing and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 395 contracts with hospitals and independent physician groups to provide emergency department, hospitalist and radiology staffing, and related management and other administrative services.

Key Factors and Measures We Use to Evaluate Our Business

        The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

        We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectibility of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates. The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005.

	Percentage of Net Revenue			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
			Eleven months ended December 31, 2005			Eleven months ended December 31, 2005
	2007	2006		2007	2006
Medicare	24.8%	25.6%	26.3%	26.2%	26.5%	25.7%
Medicaid	4.6	4.8	5.0	10.9	10.8	12.5
Commercial insurance and managed care	48.5	49.4	49.8	40.6	41.0	41.1
Self-pay	4.6	4.8	4.4	22.3	21.7	20.7
Subsidies and fees	17.5	15.4	14.5	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

AMR

        Approximately 89% of AMR's net revenue for the year ended December 31, 2007 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

  •
  Transports.  We utilize transport data, including the number and types of transports, to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate transports into two main categories—ambulance transports (including emergency, as well as non-emergency, critical care and other interfacility transports) and wheelchair transports—due to the significant differences in reimbursement and the associated costs of providing ambulance and wheelchair transports. As a result of these differences, in certain analyses we weight our transport numbers according to category in an effort to better measure net revenue and costs.

  •
  Net revenue per transport.  Net revenue per transport reflects the expected net revenue for each transport based on gross billings less all estimated provisions for contractual discounts and uncompensated care. In order to better understand the trends across service lines and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

        The change from period to period in the number of transports is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, and the effects of general community conditions for emergency transports. The general community conditions may include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses, (2) severe weather that affects a region's health status and/or infrastructure and (3) community-specific demographic changes.

        The costs we incur in our AMR business segment consist primarily of compensation and benefits for ambulance crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR's key cost measures include:

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

EmCare

        Of EmCare's net revenue for the year ended December 31, 2007, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 74% was generated from billings to third party payors and patients for patient visits and approximately 26% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

  •
  Patient visits.  We utilize patient visits to evaluate net revenue and as the basis by which we measure certain costs of the business.

  •
  Number of contracts.  This reflects the number of contractual relationships we have for outsourced emergency department staffing and related management services, hospitalist services and other management services. We analyze the change in our number of contracts from period to period based on "net new contracts," which is the difference between total new contracts and contracts that have terminated.

  •
  Revenue per patient visit.  This reflects the expected net revenue for each patient visit based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient visit also includes net revenue from billings to third party payors and hospitals.

        The change from period to period in the number of patient visits under our "same store" contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include (1) the timing, location and severity of influenza, allergens and other annually recurring viruses and (2) severe weather that affects a region's health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

        The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare's key cost measures include:

  •
  Provider compensation per patient visit.  Provider compensation per patient visit includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient visit. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per patient visit enables us to monitor our most significant cost in performing services under our contracts.

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

Non-GAAP Measures

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA")

        Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, and depreciation and amortization. Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        During the year ended December 31, 2007, we reclassified income earned on insurance related assets as Interest Income from Restricted Assets; such income was previously reported as a component of insurance expense. Previous amounts have been reclassified to conform to the current year presentation.

        The following tables set forth a reconciliation of Adjusted EBITDA to net income for our company, and reconciliations of Adjusted EBITDA to income from operations for our two operating segments and a reconciliation of Adjusted EBITDA to cash flows from operating activities, using data derived from our financial statements for the periods indicated (amounts in thousands):

			Predecessor/ Successor
	Year ended December 31,
				Eleven months ended December 31, 2005
			Year ended December 31, 2005
	2007	2006
			(unaudited)
Consolidated/Combined
Adjusted EBITDA	$210,205	$173,708	$132,418	$137,500
Depreciation and amortization expense	(70,483)	(66,005)	(58,037)	(54,143)
Interest income from restricted assets	(7,143)	(5,987)	(4,189)	(4,014)

Income from operations	132,579	101,716	70,192	79,343
Interest income from restricted assets	7,143	5,987	4,189	4,014
Interest expense	(46,948)	(45,605)	(48,982)	(47,813)
Realized gain (loss) on investments	245	(467)	(151)	(164)
Interest and other income	2,055	2,346	1,036	1,040
Loss on debt extinguishment	—	(377)	(2,040)	(2,040)
Equity in earnings of unconsolidated subsidiary	848	432	59	59
Income tax expense	(36,104)	(24,961)	(10,312)	(14,372)

Net income	$59,818	$39,071	$13,991	$20,067

AMR
Adjusted EBITDA	$92,725	$90,671	$94,478	$93,404
Depreciation and amortization expense	(56,560)	(53,024)	(47,508)	(44,090)
Interest income from restricted assets	(2,881)	(2,444)	(1,721)	(1,721)

Income from operations	$33,284	$35,203	$45,249	$47,593

EmCare
Adjusted EBITDA	$117,480	$83,037	$37,940	$44,096
Depreciation and amortization expense	(13,923)	(12,981)	(10,507)	(10,031)
Interest income from restricted assets	(4,262)	(3,543)	(2,468)	(2,293)

Income from operations	$99,295	$66,513	$24,965	$31,772

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Adjusted EBITDA	$210,205	$173,708	$137,500
Interest paid	(44,874)	(43,506)	(45,642)
Change in accounts receivable	(74,991)	(4,740)	(36,617)
Change in other operating assets/liabilities	5,868	38,072	51,644
Equity based compensation	1,727	1,431	2,780
Other	(117)	777	298

Cash flows provided by operating activities	$97,818	$165,742	$109,963

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

        On December 21, 2005, Emergency Medical Services Corporation completed its initial public offering of 8,100,000 shares of class A common stock; trading of those shares commenced on the New York Stock Exchange on December 16, 2005. We used a significant portion of the net proceeds of $101.9 million from this initial public offering to repay $99.1 million of debt outstanding under our senior secured credit facility and we used the balance for working capital, capital expenditures and other general corporate purposes. This reduction to the outstanding balance of long-term debt in December 2005, and additional debt repayments made in 2006 of $19.4 million, have resulted in a corresponding decrease in our interest costs.

Rate Changes by Government Sponsored Programs

        In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the Balanced Budget Act of 1997, or BBA, to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $16 million during calendar year 2005, resulted in a decrease in AMR's net revenue of approximately $17 million in 2006, and resulted in a decrease in AMR's net revenue of approximately $7 million in 2007. Based upon the current Medicare transport mix, we expect a further increase in our net revenue totaling approximately $5 million for the period 2008 through 2010. Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

        Medicare pays for all EmCare physicians' services based upon a national fee schedule. The rate formula may result in significant yearly fluctuations which may be unrelated to changes in the actual cost of providing physician services.

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

        Fuel costs represented approximately 12.2% of AMR's operating expenses for the years ended December 31, 2007 and 2006, and 12.5% for the same period in 2005. Increases in fuel costs, without mitigation through fee and subsidy increases, would continue to adversely affect AMR's operating results.

Critical Accounting Policies

        The preparation of financial statements requires management to make estimates and assumptions relating to the reporting of results of operations, financial condition and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates under different assumptions or conditions. The following are our most critical accounting policies, which are those that require management's most difficult, subjective and complex judgments, requiring the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Trade and Other Accounts Receivable

        Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. AMR writes off amounts not collected through our internal collection efforts to our uncompensated care allowance, and sends these receivables to third party collection agencies for further follow-up collection efforts. To simplify the recording of any third party collection agency recoveries, EmCare classifies accounts sent to third party collection agencies as "delinquent" within the billing system and they are written off. Accordingly, we record any subsequent collections through third party collection efforts as a recovery, in the case of AMR, and record it against our "delinquent" status account, in the case of EmCare.

        As we discuss further in our "Revenue Recognition" policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts.

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 10.6 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the thousands of commercial and managed care contracts.

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

        Management also regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Retroactive adjustments, which increased revenue for 2007 and 2006, were 1.6% and 1.3% of consolidated net revenue, respectively.

        The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes ("SFAS 109"). Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

        In connection with the acquisition of AMR and EmCare, the Company made an Internal Revenue Code ("IRC") section 338(h)(10) election for EmCare which eliminated $67 million of deferred tax assets and stepped-up the tax basis of EmCare's assets to fair value. Differences between book and tax depreciation and amortization for these assets will create future deferred tax assets or liabilities.

        In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 ("FIN 48"). FIN 48 was adopted by the Company on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Upon adoption of FIN 48, the Company reclassified approximately $41 million to a long-term liability and increased current deferred tax assets.

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

        Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that an impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles, management evaluates the carrying value in relation to the projection of future cash flows of the underlying assets. If deemed necessary, we would take a charge to earnings for the difference between the carrying value and the estimated fair value. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge in amounts that are significant to our financial statements.

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated or combined results of operations and amounts expressed as a percentage of net revenue. This information has been derived from: (1) our audited statements of operations for the years ended December 31, 2007 and 2006, and (2) the combination of our audited statement of operations for the eleven months ended December 31, 2005 and the unaudited combined statement of operations of the Predecessor for the one month ended January 31, 2005, and (3) our audited statement of operations for the eleven months ended December 31, 2005.

Consolidated and Combined (Predecessor) Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

			Predecessor/ Successor
	Year ended December 31,
				Eleven months ended December 31, 2005
			Year ended December 31, 2005
	2007	2006
			(unaudited)
Net revenue	$2,106,993	$1,934,205	$1,798,554	$1,655,485
Compensation and benefits	1,455,970	1,333,648	1,249,246	1,146,055
Operating expenses	317,518	294,806	251,556	233,087
Insurance expense	66,308	74,258	94,757	86,814
Selling, general and administrative expenses	61,893	57,403	58,545	54,262
Depreciation and amortization expenses	70,483	66,005	58,015	54,121
Restructuring charges	2,242	6,369	1,781	1,781
Laidlaw fees and compensation charges(1)	—	—	14,440	—

Segment income from operations	132,579	101,716	70,214	79,365
EMSC depreciation	—	—	22	22

Income from operations	132,579	101,716	70,192	79,343
Interest income from restricted assets	7,143	5,987	4,189	4,014
Interest expense	(46,948)	(45,605)	(48,982)	(47,813)
Realized gain (loss) on investments	245	(467)	(151)	(164)
Interest and other income	2,055	2,346	1,036	1,040
Loss on early debt extinguishment	—	(377)	(2,040)	(2,040)
Equity in earnings of unconsolidated subsidiary	848	432	59	59
Income tax expense	(36,104)	(24,961)	(10,312)	(14,372)

Net income	$59,818	$39,071	$13,991	$20,067

(1)
Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR and Emcare by Laidlaw pursuant to a formula based upon each company's share of Laidlaw's consolidated revenue.

			Predecessor/ Successor
	Year ended December 31,
				Eleven months ended December 31, 2005
			Year ended December 31, 2005
	2007	2006
			(unaudited)
Net revenue	100.0%	100.0%	100.0%	100.0%
Compensation and benefits	69.1	69.0	69.5	69.2
Operating expenses	15.1	15.2	14.0	14.1
Insurance expenses	3.1	3.8	5.3	5.2
Selling, general and administrative expenses	2.9	3.0	3.3	3.3
Depreciation and amortization expenses	3.3	3.4	3.2	3.3
Restructuring charges	0.1	0.3	0.1	0.1
Laidlaw fees and compensation(1)	—	—	0.8	—

Income from operations	6.3%	5.3%	3.9%	4.8%

(1)
Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR and EmCare by Laidlaw pursuant to a formula based upon each company's share of Laidlaw's consolidated revenue.

AMR

					Predecessor/ Successor
							Eleven months ended December 31,
	Year ended December 31,				Year ended December 31,
	2007	% of net revenue	2006	% of net revenue	2005	% of net revenue	2005	% of net revenue
					(unaudited)
Net revenue	$1,219,212	100.0%	$1,189,447	100.0%	$1,153,513	100.0%	$1,059,725	100.0%
Compensation and benefits	772,677	63.4	759,517	63.9	741,695	64.3	678,673	64.0
Operating expenses	275,603	22.6	259,213	21.8	223,624	19.4	207,500	19.6
Insurance expense	36,513	3.0	36,192	3.0	47,899	4.2	43,455	4.1
Selling, general and administrative expenses	42,333	3.5	39,929	3.4	40,047	3.5	36,781	3.5
Depreciation and amortization expense	56,560	4.6	53,024	4.5	47,508	4.1	44,090	4.2
Restructuring charges	2,242	0.2	6,369	0.5	1,633	0.1	1,633	0.2
Laidlaw fees and compensation charges(1)	—	—	—	—	5,858	0.5	—	—

Income from operations	$33,284	2.7%	$35,203	3.0%	$45,249	3.9%	$47,593	4.5%

(1)
Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to AMR by Laidlaw pursuant to a formula based upon AMR's share of Laidlaw's consolidated revenue.

EmCare

					Predecessor/ Successor
							Eleven months ended December 31,
	Year ended December 31,				Year ended December 31,
	2007	% of net revenue	2006	% of net revenue	2005	% of net revenue	2005	% of net revenue
					(unaudited)
Net revenue	$887,781	100.0%	$744,758	100.0%	$645,041	100.0%	$595,760	100.0%
Compensation and benefits	683,293	77.0	574,131	77.1	507,551	78.7	467,382	78.5
Operating expenses	41,915	4.7	35,593	4.8	27,932	4.3	25,587	4.3
Insurance expense	29,795	3.4	38,066	5.1	46,858	7.3	43,359	7.3
Selling, general and administrative expenses	19,560	2.2	17,474	2.3	18,498	2.9	17,481	2.9
Depreciation and amortization expense	13,923	1.6	12,981	1.7	10,507	1.6	10,031	1.7
Restructuring charges	—	—	—	—	148	0.0	148	0.0
Laidlaw fees and compensation charges(1)	—	—	—	—	8,582	1.3	—	—

Income from operations	$99,295	11.2%	$66,513	8.9%	$24,965	3.9%	$31,772	5.3%

(1)
Amounts include specifically allocated compensation costs and the Laidlaw fees and compensation charges allocated to EmCare by Laidlaw pursuant to a formula based upon EmCare's share of Laidlaw's consolidated revenue.

Year ended December 31, 2007 compared to year ended December 31, 2006

Consolidated

        Our results for the year ended December 31, 2007 reflect an increase in net revenue of $172.8 million and an increase in net income of $20.7 million compared to the year ended December 31, 2006. The increase in net income is attributable primarily to an increase of $30.9 million in operating income, offset by increases in income tax expense. Basic and diluted earnings per share were $1.44 and $1.39, respectively, for the year ended December 31, 2007. Basic and diluted earnings per share were $0.94 and $0.92, respectively, for the same period in 2006.

Net revenue

        For the year ended December 31, 2007, we generated net revenue of $2,107.0 million compared to net revenue of $1,934.2 million for the year ended December 31, 2006, representing an increase of 8.9%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA

        Adjusted EBITDA was $210.2 million, or 10.0% of net revenue, for the year ended December 31, 2007 compared to $173.7 million, or 9.0% of net revenue, for the same period in 2006. The increase is attributable primarily to the net impact of revenue growth during the period and continued improvement in insurance claims costs.

Depreciation and amortization expense

        Depreciation and amortization expense for the year ended December 31, 2007 was $70.5 million, or 3.3% of net revenue, compared to $66.0 million, or 3.4% of net revenue, for the year ended December 31, 2006. The increase is attributable to higher depreciation expense related to growth in capital expenditures during 2006 and amortization expense recorded on additional contract intangible assets for acquisitions made since December 31, 2006.

Interest income from restricted assets

        Interest income from restricted assets for the year ended December 31, 2007 was $7.1 million compared to $6.0 million for the same period in 2006. The increase is attributable primarily to additional insurance collateral assets maintained during the year.

Interest expense

        Interest expense for the year ended December 31, 2007 was $46.9 million compared to $45.6 million for the same period in 2006. The increase is attributable primarily to borrowings on our revolving credit facility during the year ended December 31, 2007.

Income tax expense

        Income tax expense increased by $11.1 million for the year ended December 31, 2007, compared to the same period in 2006, which resulted primarily from increased operating income. Our effective tax rate for the year ended December 31, 2007 was 38.0% compared with 39.2% for the same period in 2006.

AMR

Net revenue

        Net revenue for the year ended December 31, 2007 was $1,219.2 million, an increase of $29.8 million, or 2.5%, from $1,189.4 million for the same period in 2006. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 2.7%, or $31.8 million and a decrease of 0.2%, or $2.0 million, in weighted transport volume. Revenue per weighted transport increased due primarily to revenue from our fixed wing air transportation services business acquired in July 2006, and from our Medicaid managed transportation business in Texas, a contract under which we began providing services in June 2006. Weighted transports decreased approximately 4,900 for the year ended December 31, 2007 compared to 2006. The change was primarily the result of the restructuring of certain of our operations in Los Angeles and the exit of our operations located in eastern Michigan, which accounted for a decrease of approximately 139,800 weighted transports. The decrease was partially offset by an increase in weighted transports of 72,295 from our acquisitions of Abbott Ambulance and MedicWest in 2007 and by an increase in transport volume in other markets of 2.1%.

Compensation and benefits

        Compensation and benefit costs for the year ended December 31, 2007 were $772.7 million, or 63.4% of net revenue, compared to $759.5 million, or 63.9% of net revenue, for the year ended December 31, 2006. Ambulance crew wages per ambulance unit hour increased by approximately 2.2%, or $9.6 million, principally from annual wage rate increases. Ambulance unit hours decreased period over period by 1.0% or $4.5 million, due to the restructuring of certain of our operations in Los Angeles and the exit of our operations located in eastern Michigan, partially offset by increases from recent acquisitions and in our other markets. Non-crew wages increased $12.0 million, or 6.4% primarily from annual salary increases and additional compensation costs incurred under our fixed wing transportation services business, Medicaid management transportation contract and newly acquired companies. Benefit costs decreased by $1.8 million for the year ended December 31, 2007, compared to the same period in 2006, primarily due to reduced claims costs incurred under our self-insured health plans.

Operating expenses

        Operating expenses for the year ended December 31, 2007 were $275.6 million, or 22.6% of net revenue, compared to $259.2 million, or 21.8% of net revenue, for the year ended December 31, 2006. Operating expenses per weighted transport increased 6.5% for the year ended December 31, 2007 compared to the same period in 2006. This change is due primarily to an additional $14.7 million of operating expenses incurred under our fixed wing transportation services business and our Texas Medicaid managed transportation contract and higher fuel costs.

Insurance expense

        Insurance expense for the year ended December 31, 2007 was $36.5 million compared to $36.2 million in 2006, or 3.0% of net revenue in both years. Due to continued improvement in estimates of current and prior year ultimate claims costs, a reduction of prior year insurance provisions of $11.3 million was recorded for the year ended December 31, 2007 compared to a $13.0 million reduction for the same period in 2006.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2007 was $42.3 million, or 3.5% of net revenue, compared to $39.9 million, or 3.4% of net revenue, for the year ended December 31, 2006. The change is primarily due to an increase in software licensing and maintenance fees.

Restructuring charges

        Restructuring charges of $2.2 million were recorded during the year ended December 31, 2007, relating to the closure of one of our billing offices and restructuring of our operations in Los Angeles and Orange Counties in California. Restructuring charges of $6.4 million were recorded during the year ended December 31, 2006, relating to the re-alignment of regional, billing, and certain west coast operations, as well as due to our exit from our operations located in eastern Michigan.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2007 was $56.6 million, or 4.6% of net revenue, compared to $53.0 million, or 4.5% of net revenue, for the same period in 2006. The increase is attributable primarily to higher depreciation expense related to growth in capital expenditures during 2006 and higher amortization expense due to acquisitions since December 31, 2006.

EmCare

Net revenue

        Net revenue for the year ended December 31, 2007 was $887.8 million, an increase of $143.0 million, or 19.2%, from $744.8 million for the year ended December 31, 2006. Following December 31, 2005, we added 60 net new contracts which accounted for a net revenue increase of $72.5 million in 2007. Of the 60 net new contracts added since December 31, 2005, 43 were added in 2006 resulting in an increase in 2007 net revenue of $49.0 million. For the year ended December 31, 2007, EmCare added a net 17 new contracts, from starting 68 new contracts and terminating 51 contracts, resulting in an increase in net revenue of $23.4 million in 2007. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $70.6 million, or 12.0%, for the year ended December 31, 2007 due to an 8.2% increase in net revenue per patient visit from rate increases from our third-party payors and from retroactive revenue adjustments of 1.8% recorded during 2007. For the year ended December 31, 2007, "same store" patient visits increased 2.0% compared to the same period in 2006.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2007 were $683.3 million, or 77.0% of net revenue, compared to $574.1 million, or 77.1% of net revenue, for the same period in 2006. Provider compensation costs increased $57.3 million from net new contract additions. "Same store" provider compensation costs increased $39.6 million due to an 8.7% increase in provider compensation per patient visit primarily due to increases in net revenue per patient visit. The remaining variance is related primarily to higher expense for incentive compensation plans and increased variable salary costs due to growth in patient visits.

Operating expenses

        Operating expenses for the year ended December 31, 2007 were $41.9 million, or 4.7% of net revenue, compared to $35.6 million, or 4.8% of net revenue, for the same period in 2006. The variance is primarily due to growth in patient visits from net new contracts and from additional off-hours radiology coverage of $3.2 million.

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2007 was $29.8 million, or 3.4% of net revenue, compared to $38.1 million, or 5.1% of net revenue, for the same period in 2006. The decrease is due to the continued improvement in our estimates for current and prior year ultimate claims costs. As a result, a reduction of prior year insurance provisions of $10.2 million was recorded during the year ended December 31, 2007. A reduction of $3.9 million was recorded for the year ended December 31, 2006.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2007 was $19.6 million, or 2.2% of net revenue, compared to $17.5 million, or 2.3% of net revenue, for the same period in 2006.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2007 was $13.9 million, or 1.6% of net revenue, compared to $13.0 million, or 1.7% of net revenue, for the same period in 2006.

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

Income from operations

        Income from operations was $101.7 million, or 5.3% of net revenue, for the year ended December 31, 2006 compared to $70.2 million, or 3.9% of net revenue, for the year ended December 31, 2005. The increase is attributable primarily to the elimination of Laidlaw acquisition-related compensation charges, continued improvement in insurance claims costs and the net impact of revenue growth during the period.

Interest income from restricted assets

        Interest income from restricted assets for the year ended December 31, 2006 was $6.0 million compared to $4.2 million for the same period in 2005. The increase is attributable primarily to additional insurance collateral assets maintained during the year.

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

AMR

Net revenue

        Net revenue for the year ended December 31, 2006 was $1,189.4 million, an increase of $35.9 million, or 3.1%, from $1,153.5 million for the same period in 2005. The increase in net revenue was due primarily to an increase in our net revenue per weighted transport of approximately 3.1% (4.1% excluding the net decrease in hurricane-related revenue). Net revenue per weighted transport increased 1.7% due to revenue from our recently acquired fixed wing air transportation services business and from our Medicaid managed transportation business in Texas. During 2006, AMR was awarded a contract with the Texas Department of Transportation to provide management of non-emergency transportation services for Medicaid clients in four geographical areas. Net revenue per transport also increased due to rate increases in several markets partially offset by Medicare rate reductions and an increase in our self-pay transport mix in certain markets. The loss of a portion of AMR's 9-1-1 contract with Los Angeles County resulted in a reduction of approximately 60,100 emergency transports and approximately $23.2 million in net revenue during the year ended December 31, 2006 compared with the same period last year. Excluding the impact of the Los Angeles County reduction, ambulance transport volume increased 2.2%, offset by a 2.0% decrease in wheelchair transports for planned reductions in certain markets, resulting in an increase of approximately 59,900 weighted transports compared with the same period last year.

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

Insurance expense

        Insurance expense for the year ended December 31, 2006 was $36.2 million, or 3.0% of net revenue, compared to $47.9 million, or 4.2% of net revenue, for the same period in 2005. The decrease is due to the continued improvement in our estimated current and prior year ultimate claims costs. As a result, a reduction of prior year insurance provisions of $13.0 million was recorded during the year ended December 31, 2006, compared to a $7.3 million reduction recorded during the same period last year.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2006 was $39.9 million, or 3.4% of net revenue, compared to $40.0 million, or 3.5% of net revenue, for the year ended December 31, 2005. The decrease relates primarily to our ability to better leverage support costs across our operations.

Restructuring charges

        Restructuring charges of $6.4 million were recorded during the year ended December 31, 2006, related to the re-alignment of regional, billing and certain west coast operations, as well as due to the exit from our operations located in eastern Michigan. AMR incurred restructuring charges during the year ended December 31, 2005 of $1.6 million related to the consolidation of two operating regions and the combination of the AMR and EmCare corporate overhead departments.

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

EmCare

Net revenue

        Net revenue for the year ended December 31, 2006 was $744.8 million, an increase of $99.7 million, or 15.5%, from $645.0 million in 2005. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. During the two years ended December 31, 2006, we added 69 net new contracts, which accounted for a net revenue increase of $41.9 million for the year ended December 31, 2006. Of the 69 net new contracts added since December 31, 2004, 26 were added in 2005 resulting in an increase in 2006 net revenue of $17.0 million. Net new contracts added in 2006 totaled 43 and increased 2006 net revenue by $24.9 million. Of the 43 net new contracts added in 2006, 20 were from our acquisition of CSS in November 2006 with related net revenue totaling $1.6 million. Net revenue under our same store contracts increased $57.8 million in the year ended December 31, 2006 due to a 4.5% increase in patient visits and a 6.9% increase in net revenue per patient visit.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2006 were $574.1 million, or 77.1% of net revenue, compared to $507.6 million, or 78.7% of net revenue, for the same period in 2005. Provider compensation and benefits costs increased $25.6 million from net new contract additions. Same store provider compensation and benefits costs increased $30.7 million due to a 4.5% increase in patient visits and a 4.8% increase in provider compensation per patient visit. The remaining variance is due to higher variable compensation costs for our billing function due to the increase in patient visits and higher payments on profitability-based incentive compensation plans for non-clinical employees.

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

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2006 was $38.1 million, or 5.1% of net revenue, compared to $46.9 million, or 7.3% of net revenue, for the year ended December 31, 2005. The decrease is due to the continued improvement in our estimated current and prior year ultimate claims costs. As a result, a reduction of prior year insurance provisions of $3.9 million was recorded during the year ended December 31, 2006.

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

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2006 was $13.0 million, or 1.7% of net revenue, compared to $10.5 million, or 1.6% of net revenue, for the year ended December 31, 2005. The increase as a percentage of net revenue is attributable to additional amortization expense from the contract intangible we recorded in connection with the acquisition of EmCare, as well as depreciation expense related to EmCare's participation in Company-wide shared services initiatives.

Liquidity and Capital Resources

        Our primary source of liquidity is cash flow provided by our operating activities. We can also use our revolving senior secured credit facility, described below, to supplement cash flows provided by our operating activities if we decide to do so for strategic or operating reasons. Our liquidity needs are primarily to service long-term debt and to fund working capital requirements, capital expenditures related to the acquisition of vehicles and medical equipment, technology-related assets and insurance-related deposits. See the discussion in Item 1A, "Risk Factors" for circumstances that could affect our sources of liquidity.

        We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding. Outstanding letters of credit at December 31, 2007 were $29.6 million. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands:

			Predecessor/ Successor
	Year ended December 31,
				Eleven months ended December 31, 2005
			Year ended December 31, 2005
	2007	2006
			(unaudited)
Net cash provided (used) by:
Operating activities	$97,818	$165,742	$105,283	$109,963
Investing activities	(100,226)	(113,127)	(902,813)	(909,629)
Financing activities	$(8,014)	$(31,327)	$811,715	$803,083

Operating Activities

        Net cash provided by operating activities was $97.8 million for the year ended December 31, 2007 compared to $165.7 million for the same period in 2006. Operating cash flows were affected primarily by changes in net income, accounts receivable and accounts payable and accrued liabilities. Increases in accounts receivable decreased operating cash flows by $75.0 million for the year ended December 31, 2007 compared to $4.7 million for the same period in 2006. The 2006 period was impacted positively by the collection of hurricane-related and income tax receivables recorded in 2005. The 2007 period was impacted by increases in accounts receivable at our EmCare segment primarily related to a significant increase in net revenue of $143.0 million. Our AMR segment was impacted negatively in the 2007 period primarily due to the implementation of a new billing system in several markets and by our acquisition of MedicWest, in which we did not purchase the existing accounts receivable balances. We expect these to be temporary delays in our collection process and to have no material effect on our financial condition or results of operations. The changes in accounts payable and accrued liabilities are primarily attributable to the timing of payroll related payments.

        For the years ended December 31, 2006 and 2005, we generated cash flows from operating activities of $165.7 million and $105.3 million, respectively. Operating cash flows were positively affected by increased net income, utilization of deferred tax assets, and timing differences on insurance premium and employee compensation payments. For the year ended December 31, 2006, we had net income of $39.1 million, compared to $14.0 million for the year ended December 31, 2005. Changes in working capital contributed $24.9 million for the year ended December 31, 2006, which included a $4.7 million decrease in accounts receivable, and a $30.7 million increase in accounts payable and accrued liabilities. Working capital uses in operating cash flow were $20.3 million for the year ended December 31, 2005, including an increase in accounts receivable of $57.4 million, primarily related to hurricane revenue and income tax refunds, offset in part by increases in accrued liabilities of $36.3 million.

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

Investing Activities

        Net cash used in investing activities was $100.2 million for the year ended December 31, 2007 compared to $113.1 million for the same period in 2006. The decrease relates primarily to acquisitions of businesses of $75.6 million during the year ended December 31, 2007 compared with acquisitions of businesses of $23.6 million during the same period in 2006. The increase in acquisitions was offset partially by a $39.2 million reduction in net insurance collateral funding and a $21.5 million reduction in net capital expenditures.

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

Financing Activities

        For the year ended December 31, 2007, net cash used in financing activities was $8.0 million compared to $31.3 million for the same period in 2006. The variance related primarily to unscheduled payments of approximately $19.4 million on our senior secured credit facility in 2006. Included in net cash used in financing activities for the year ended December 31, 2007, are borrowings and repayments under our revolving credit facility. At December 31, 2007, there were no amounts outstanding under our revolving credit facility.

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

Debt Facilities

        The acquisition of AMR and EmCare resulted in a significant increase in the level of our outstanding debt. We have a $450.0 million senior secured credit facility bearing interest at variable rates at specified margins above either the agent bank's alternate base rate or its LIBOR rate. The senior secured credit facility consists of a $100.0 million, six-year revolving credit facility and a $350.0 million, seven-year term loan. We borrowed the full amount of the term loan, and $20.2 million under the revolving credit facility, on February 10, 2005 to fund the acquisition of AMR and EmCare and pay related fees and expenses. On February 10, 2005, we also issued $250.0 million principal amount of 10% senior subordinated notes due 2015. We used the net proceeds of this notes issuance to fund the acquisition.

        In December 2005, we used a significant portion of the proceeds from our initial public offering of common stock to prepay $99.1 million of the term loan. We did not incur a prepayment penalty or any similar charges in connection with this prepayment. This amount is not available for future borrowings. We prepaid $19.4 million of the term loan in 2006.

        Our $350.0 million term loan initially carried interest at the alternate base rate, plus a margin of 1.75%, or the LIBOR rate, plus a margin of 2.75%. We refinanced this term loan on March 29, 2005 for a term loan with identical terms except that the margins were reduced by 0.25%. The term loan is subject to quarterly amortization of principal (in quarterly installments), with 1% of the aggregate principal payable in each of the first six years, with the remaining balance due in the final year. Our $100.0 million revolving credit facility initially bears interest at the alternate base rate, plus a margin of 1.75%, or the LIBOR rate, plus a margin of 2.75%. We had no outstanding borrowings under the revolving credit facility at December 31, 2007 and 2006. Under the terms of our senior secured credit facility, our letters of credit outstanding reduce our available borrowings under the revolving credit facility. At December 31, 2007, our outstanding letters of credit totaled $29.6 million, including $16.8 million to support our self-insurance program and $12.8 million, primarily related to secure our performance under certain 911 emergency response contracts, and our availability under the revolving credit facility was $70.4 million.

        All amounts borrowed under our senior secured credit facility are collateralized by, among other things:

  •
  substantially all present and future shares of the capital stock of AMR HoldCo, Inc., and EmCare HoldCo, Inc., our wholly-owned subsidiaries which are the co-borrowers, and each of their present and future domestic subsidiaries and 65% of the capital stock of controlled foreign corporations;

  •
  substantially all present and future intercompany debt of the co-borrowers and each guarantor; and

  •
  substantially all of the present and future property and assets, real and personal, of the co-borrowers and each guarantor.

        The agreements governing our senior secured credit facility contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries, a change in control of the company and other matters customarily restricted in such agreements. The agreement governing our senior secured credit facility also contains financial covenants, including a maximum total leverage ratio (4.50 to 1.00 as of December 31, 2007), maximum senior leverage ratio (2.50 to 1.00 as of December 31, 2007), a minimum fixed charge coverage ratio (1.10 to 1.00 as of December 31, 2007) and a maximum capital expenditure amount ($65 million as of December 31, 2007). The financial covenant ratios are based on adjusted EBITDA, which is the amount of our income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. These ratios are to be calculated each quarter based on the financial data for the four fiscal quarters then ending. Each financial covenant ratio and capital expenditure amount adjusts over time as set forth in our senior secured credit facility. Our failure to meet any of these financial covenants could be an event of default under our senior secured credit facility.

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

        The calculated ratios and amounts for the fiscal year ended December 31, 2007 were as follows (dollars in thousands):

Total Leverage Ratio:	2.27
Consolidated Indebtedness/	$482,883
Adjusted LTM EBITDA(1)	$213,176
Senior Leverage Ratio:	1.09
Senior Indebtedness/	$232,883
Adjusted LTM EBITDA(1)	$213,176
Fixed Charge Coverage Ratio:	3.11
Fixed Charge Numerator(2)	$174,841
Fixed Charge Denominator(3)	$56,216
Capital Expenditures:	$37,976

    (1)
    "Adjusted LTM EBITDA" is calculated as set forth in our senior secured credit facility: our consolidated Adjusted EBITDA for the four fiscal quarters ended December 31, 2007, adding back all management fees, and other specifically identified exclusions.

    (2)
    The numerator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: Adjusted EBITDA, less capital expenditures, for the four fiscal quarters ended December 31, 2007.

    (3)
    The denominator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: the sum of our consolidated interest expense, cash income taxes and principal amount of all scheduled amortization payments on all Indebtedness (as defined), including pro forma annual principal payments on our senior secured credit facility, for the four fiscal quarters ended December 31, 2007.

        The indenture governing our senior subordinated notes contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries, subject to certain exceptions, to sell assets, incur additional debt or issue preferred stock, repay other debt, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. We do not expect to be in violation of our debt covenants in 2008.

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

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2007, including our borrowings under our senior secured credit facility and our senior subordinated notes.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Long-term debt(1)	$260	$1,262	$210	$561	$2,293
Senior secured credit facility(2)	2,305	4,610	217,252	—	224,167
Capital lease obligations	2,499	4,510	—	—	7,009
Senior subordinated notes	—	—	—	250,000	250,000
Interest on debt(3)	35,500	77,054	68,145	52,778	233,477
Operating lease obligations	28,307	40,734	29,243	28,233	126,517
Other contractual obligations(4)	16,054	11,499	4,815	4,884	37,252

Subtotal	84,925	139,669	319,665	336,456	880,715

Other commitments(Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	35,829	35,829
Letters of credit(5)	—	—	—	29,599	29,599

Subtotal	—	—	—	65,428	65,428

Total obligations and commitments	$84,925	$139,669	$319,665	$401,884	$946,143

(1)
Excludes capital lease obligations.

(2)
Excludes interest on our senior secured credit facility and senior subordinated notes.

(3)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2007 of 7.15%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(4)
Includes Onex management fees, dispatch fees and responder fees, and other purchase obligations of goods and services.

(5)
Evergreen renewals are deemed to have expiration dates in excess of 5 years.

        We have one capital lease relating to approximately 450 ambulances. The term of the lease extends to March 2010.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2007, we had $476.5 million of outstanding debt, excluding capital leases, of which $24.2 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including the $250 million aggregate principal amount of our senior subordinated notes and $200 million under our senior secured credit facility. An increase or decrease in interest rates will not materially affect our interest costs.

        We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments. Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. At December 31, 2007, we were party to one interest rate swap agreement. The swap agreement is with major financial institutions and is for a notional amount of $200 million of our variable rate debt. This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 4.3%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 3.81% at December 31, 2007) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The remaining term of this swap agreement is two years from December 2007.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2007, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        On February 26, 2008, EMSC, in its capacity as General Partner of EMS LP, entered into the Second Amended and Restated Agreement of Limited Partnership of EMS LP, or the Amended LP Agreement. The Amended LP Agreement provides that EMSC will act with respect to EMS LP through a Board of Directors, or the Partnership Board, consisting of one to three directors, who will be elected by EMSC to serve at EMSC's pleasure until the director or directors' resignation or removal. EMSC has elected William A. Sanger to serve as the sole director on the Partnership Board, and EMSC has no plans to elect additional directors to serve on the Partnership Board at this time. EMSC adopted the Amended LP Agreement in order to meet structural requirements under its 2007 Employee Stock Purchase Plan, and EMSC does not anticipate any practical changes to the governance structure of EMS LP.

        Also on February 26, 2008, Amendment No. 2 to the Equityholders' Agreement, or the Equityholders' Agreement, dated February 10, 2005, among EMS LP, Onex Partners, LP, the equityholders signatory thereto and future signatories, became effective. The amendment provides that the restrictions in the Equityholders' Agreement on employees and affiliated physicians, or the Affiliate Investors, against selling class A common stock of EMSC received by the Affiliate Investors in exchange for their EMS LP partnership units, or the EMS LP Units, apply solely to EMS LP Units held prior to EMSC's initial public offering in December 2005, and not to EMS LP Units underlying options held by the Affiliate Investors prior to EMSC's initial public offering.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2007.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

        The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8,"Financial Statements and Supplementary Data", of this Annual Report.

Exhibits

        The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is as follows:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.2
Amendment to Stock Purchase Agreement, dated February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.3
Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.4
Amendment to Stock Purchase Agreement, dated as of February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.5
Letter, dated March 25, 2005, to AMR HoldCo, Inc. from Laidlaw Medical Holdings, Inc. (incorporated by reference to Exhibit 2.5of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.1
Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.2
Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.3	Certificate of Formation of Emergency Medical Services L.P. (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.4	Second Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto.*

4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.3
Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.4
Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.4.1
Amendment No. 2 to the Equityholders Agreement, dated as of February 26, 2008, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature page thereto.*
4.5
Registration Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P. and the persons listed on Schedule A thereto and amendment thereto (incorporated by reference to Exhibit 4.5 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.6
Indenture, dated February 10, 2005, by and among AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.7
Supplemental Indenture, dated April 15, 2005, by and among AMR Brockton L.L.C., AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1filed August 2, 2005).
4.8
Supplemental Indenture No. 2, effective as of September 30, 2005, by and among Global Medical Response, Inc., AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.9
Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.10
Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K filed on March 8, 2007).

4.11
Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K filed on March 8, 2007).
4.12
Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K filed on March 8, 2007).
4.13
Registration Rights Agreement, dated as of February 10, 2005, by and among AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc.(incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.14
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
4.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.16	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.17
Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-4 filed October 11, 2005).
9.1
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.1
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.8
Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, AMR HoldCo, Inc., and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.9
Purchase Agreement, dated January 27, 2005, among AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.10
Credit Agreement, dated as of February 10, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto(incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.1
Amendment No. 1, dated March 29, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Emergency Medical Services L.P., the guarantors and the lenders party thereto, to the Credit Agreement dated as of February 10, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.2
Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K filed on March 8, 2007).
10.12
Security Agreement, dated as of February 10, 2005, made by AMR HoldCo, Inc., EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13
Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, AMR HoldCo, Inc. and ClaimCo L.P. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).

10.15
EMSC Non-Employee Director Compensation Program (incorporated by reference to Annex A of the Company's Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 16, 2007).**
10.16
2007 Long-Term Incentive Plan (incorporated by reference to Annex B to the Company's Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 16, 2007).
10.17
2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 16, 2007).
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
Filed with this Report

**
Identifies each management compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2008.

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

Signature	Title	Date
/s/ WILLIAM A. SANGER William A. Sanger	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2008
/s/ RANDEL G. OWEN Randel G. Owen	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 26, 2008
/s/ STEVEN B. EPSTEIN Steven B. Epstein	Director	February 26, 2008
/s/ PAUL B. IANNINI, M.D. Paul B. Iannini, M.D.	Director	February 26, 2008

/s/ JAMES T. KELLY James T. Kelly	Director	February 26, 2008
/s/ MICHAEL L. SMITH Michael L. Smith	Director	February 26, 2008

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.2
Amendment to Stock Purchase Agreement, dated February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.3
Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.4
Amendment to Stock Purchase Agreement, dated as of February 10, 2005, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
2.5
Letter, dated March 25, 2005, to AMR HoldCo, Inc. from Laidlaw Medical Holdings, Inc. (incorporated by reference to Exhibit 2.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.1
Amended and Restated Certificate of Incorporation of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.2
Amended and Restated By-Laws of Emergency Medical Services Corporation (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
3.3	Certificate of Formation of Emergency Medical Services L.P. (incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
3.4	Second Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto.*
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.3
Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

4.4
Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.4.1
Amendment No. 2 to the Equityholders Agreement, dated as of February 26, 2008, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature page thereto.*
4.5
Registration Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P. and the persons listed on Schedule A thereto and amendment thereto (incorporated by reference to Exhibit 4.5 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.6
Indenture, dated February 10, 2005, by and among AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1filed August 2, 2005).
4.7
Supplemental Indenture, dated April 15, 2005, by and among AMR Brockton L.L.C., AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.8
Supplemental Indenture No. 2, effective as of September 30, 2005, by and among Global Medical Response, Inc., AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.9
Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.10
Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K filed on March 8, 2007).
4.11
Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K filed on March 8, 2007).
4.12
Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K filed on March 8, 2007).

4.13
Registration Rights Agreement, dated as of February 10, 2005, by and among AMR HoldCo, Inc., EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.14
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
4.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.16	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.17
Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-4 filed October 11, 2005).
9.1
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation (included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.1
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2, 2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2, 2005).**

10.8
Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, AMR HoldCo, Inc., Inc. and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.9
Purchase Agreement, dated January 27, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.10
Credit Agreement, dated as of February 10, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.10 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.1
Amendment No. 1, dated March 29, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Emergency Medical Services L.P., the guarantors and the lenders party thereto, to the Credit Agreement dated as of February 10, 2005, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.11 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.11.2
Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K filed on March 8, 2007).
10.12
Security Agreement, dated as of February 10, 2005, made by AMR HoldCo, Inc., EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A.(incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13
Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, AMR HoldCo, Inc. and ClaimCo L.P.(incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.15
EMSC Non-Employee Director Compensation Program (incorporated by reference to Annex A of the Company's Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 16, 2007).**
10.16
2007 Long-Term Incentive Plan (incorporated by reference to Annex B to the Company's Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 16, 2007).

10.17
2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for its Annual Stockholders Meeting filed with the Securities and Exchange Commission on April 16, 2007).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
21.1	Subsidiaries of Emergency Medical Services L.P. and Emergency Medical Services Corporation.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302of the Sarbanes-Oxley Act of 2002.*
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

**
Identifies each management compensation plan or arrangement

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited the accompanying consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 2 and 6, effective January 1, 2007, the Company has changed its method of accounting for uncertain income tax positions.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 15, 2008

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Emergency Medical Services Corporation

        We have audited Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergency Medical Services Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Emergency Medical Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for the two years then ended and our report dated February 15, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 15, 2008

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

To the Stockholders of
Emergency Medical Services Corporation:

        In our opinion, the accompanying consolidated statements of operations and comprehensive income, of changes in equity and of cash flows for the eleven-month period ended December 31, 2005, present fairly, in all material respects, the results of operations and cash flows of Emergency Medical Services Corporation and its subsidiaries in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Denver, Colorado
February 23, 2006, except for Note 1 with respect to
the reclassification of interest income, as to
which the date is January 29, 2008.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$28,914	$39,336
Insurance collateral	37,776	29,724
Trade and other accounts receivable, net	495,348	416,450
Parts and supplies inventory	20,010	18,089
Prepaids and other current assets	11,715	16,417
Current deferred tax assets	76,997	12,473

Total current assets	670,760	532,489

Non-current assets:
Property, plant and equipment, net	143,342	147,162
Intangible assets, net	81,717	66,789
Non-current deferred tax assets	94,961	103,370
Insurance collateral	146,638	163,300
Goodwill	313,124	272,328
Other long-term assets	29,021	32,779

Total assets	$1,479,563	$1,318,217

Liabilities and Equity
Current liabilities:
Accounts payable	$64,855	$65,172
Accrued liabilities	237,319	231,631
Current portion of long-term debt	4,717	4,159

Total current liabilities	306,891	300,962
Long-term debt	478,166	475,616
Insurance reserves and other long-term liabilities	245,010	155,599

Total liabilities	1,030,067	932,177

Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,320,347 and 9,262,853 issued and outstanding in 2007 and 2006, respectively)	93	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2007 and 2006)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2007 and 2006)	—	—
LP exchangeable units (32,107,500 units issued and outstanding in 2007 and 2006)	212,361	212,361
Additional paid-in capital	117,079	114,471
Retained earnings	118,956	59,138
Accumulated other comprehensive income (loss)	1,006	(24)

Total equity	449,496	386,040

Total liabilities and equity	$1,479,563	$1,318,217

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Net revenue	$2,106,993	$1,934,205	1,655,485

Compensation and benefits	1,455,970	1,333,648	1,146,055
Operating expenses	317,518	294,806	233,087
Insurance expense	66,308	74,258	86,814
Selling, general and administrative expenses	61,893	57,403	54,262
Depreciation and amortization expense	70,483	66,005	54,143
Restructuring charges	2,242	6,369	1,781

Income from operations	132,579	101,716	79,343
Interest income from restricted assets	7,143	5,987	4,014
Interest expense	(46,948)	(45,605)	(47,813)
Realized gain (loss) on investments	245	(467)	(164)
Interest and other income	2,055	2,346	1,040
Loss on early debt extinguishment	—	(377)	(2,040)

Income before income taxes and equity in earnings of unconsolidated subsidiary	95,074	63,600	34,380
Income tax expense	(36,104)	(24,961)	(14,372)

Income before equity in earnings of unconsolidated subsidiary	58,970	38,639	20,008
Equity in earnings of unconsolidated subsidiary	848	432	59

Net income	59,818	39,071	20,067
Other comprehensive income, net of tax:
Unrealized holding gains (losses) during the period	2,262	450	(474)
Unrealized losses on derivative financial instruments	(1,232)	—	—

Comprehensive income	$60,848	$39,521	19,593

Basic net income per common share	$1.44	$0.94	$0.56
Diluted net income per common share	$1.39	$0.92	$0.55
Average common shares outstanding, basic	41,551,207	41,502,632	33,621,542
Average common shares outstanding, diluted	43,146,881	42,528,885	34,282,176

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity

(in thousands, except share and per share amounts)

	Shares/Units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units
Balances February 1, 2005	—	—	—	—
Partnership units issued on transaction date, net of issuance costs of $1,726	—	—	—	33,090,795
Partnership units issued during the period, net of issuance costs of $193	—	—	—	306,450
Exchange of certain partnership units for common stock	1,147,200	142,545	1	(1,289,745)
Issuance of class A common stock in initial public offering, net of issuance costs of $11,525	8,100,000	—	—	—
Equity-based compensation	—	—	—	—
Net income	—	—	—	—
Unrealized holding losses	—	—	—	—

Balances December 31, 2005	9,247,200	142,545	1	32,107,500
Exercise of options	15,653	—	—	—
Equity-based compensation	—	—	—	—
Net income	—	—	—	—
Unrealized holding gains	—	—	—	—

Balances December 31, 2006	9,262,853	142,545	1	32,107,500
Exercise of options	57,494	—	—	—
Equity-based compensation	—	—	—	—
Net income	—	—	—	—
Unrealized holding gains	—	—	—	—

Balances December 31, 2007	9,320,347	142,545	1	32,107,500

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances February 1, 2005	$—	$—	$—	$—	$—	$—	$—
Partnership units issued on transaction date, net of issuance costs of $1,726	—	—	218,879	—	—	—	218,879
Partnership units issued during the period, net of issuance costs of $193	—	—	1,857	—	—	—	1,857
Exchange of certain partnership units for common stock	11	1	(8,375)	8,363	—	—	—
Issuance of class A common stock in initial public offering, net of issuance costs of $11,525	81	—	—	101,794	—	—	101,875
Equity-based compensation	—	—	—	2,780	—	—	2,780
Net income	—	—	—	—	20,067	—	20,067
Unrealized holding losses	—	—	—	—	—	(474)	(474)

Balances December 31, 2005	92	1	212,361	112,937	20,067	(474)	344,984
Exercise of options	1	—	—	103	—	—	104
Equity-based compensation	—	—	—	1,431	—	—	1,431
Net income	—	—	—	—	39,071	—	39,071
Unrealized holding gains	—	—	—	—	—	450	450

Balances December 31, 2006	93	1	212,361	114,471	59,138	(24)	386,040
Exercise of options	—	—	—	383	—	—	383
Equity-based compensation	—	—	—	2,225	—	—	2,225
Net income	—	—	—	—	59,818	—	59,818
Unrealized holding gains	—	—	—	—	—	2,262	2,262
Net change in fair value of interest rate swap agreement	—	—	—	—	—	(1,232)	(1,232)

Balances December 31, 2007	$93	$1	$212,361	$117,079	$118,956	$1,006	$449,496

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Cash Flows from Operating Activities
Net income	$59,818	$39,071	$20,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,556	68,104	56,227
Gain on disposal of property, plant and equipment	(2)	(787)	(553)
Equity-based compensation expense	1,727	1,431	2,780
Loss on restricted investments	—	—	164
Loss on early debt extinguishment	—	377	2,040
Equity in earnings of unconsolidated subsidiary	(848)	(432)	(59)
Dividends received	416	—	—
Deferred income taxes	33,274	24,646	14,270
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(74,991)	(4,740)	(36,617)
Parts and supplies inventory	(1,285)	360	50
Prepaids and other current assets	4,975	(1,418)	6,900
Accounts payable and accrued liabilities	5,184	30,716	23,975
Insurance accruals	(3,006)	8,414	20,719

Net cash provided by operating activities	97,818	165,742	109,963

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(38,335)	(60,415)	(48,933)
Proceeds from sale of property, plant and equipment	359	902	708
Acquisitions of businesses, net of cash received	(75,648)	(23,555)	—
Decrease (increase) in insurance collateral	10,872	(28,363)	(39,941)
Other investing activities	2,526	(1,696)	7,312
EMS LP purchase of AMR and EmCare	—	—	(828,775)

Net cash used in investing activities	(100,226)	(113,127)	(909,629)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	383	104	113,400
EMSC equity issuance costs	—	(2,408)	(9,329)
Repayments of capital lease obligations and other debt	(76,033)	(27,066)	(132,345)
(Decrease) increase in bank overdrafts	(2,664)	(1,957)	3,751
Borrowings under senior secured credit facility	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	250,000
Borrowings under revolving credit facility	70,300	—	25,200
Debt issue costs	—	—	(18,330)
EMS LP issuance of partnership equity	—	—	222,655
EMS LP partnership equity issuance costs	—	—	(1,919)

Net cash (used in) provided by financing activities	(8,014)	(31,327)	803,083

Change in cash and cash equivalents	(10,422)	21,288	3,417
Cash and cash equivalents, beginning of period	39,336	18,048	14,631

Cash and cash equivalents, end of period	$28,914	$39,336	$18,048

Cash paid for interest	$46,278	$46,130	$33,307

Cash paid (refunds received) for taxes	$2,132	$(15,235)	$15,550

Non-cash activities
Equipment purchased through existing capital lease	$8,038	$—	$—

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements

(dollars in thousands, except for share and per share amounts)

1. General

Basis of Presentation of Financial Statements

        These financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") to reflect the consolidated financial position, results of operations and cash flows of Emergency Medical Services Corporation ("EMSC" or the "Company"). The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services, L.P. ("EMS LP"), a Delaware limited partnership (see note 2 "Summary of Significant Accounting Policies—Equity Structure"). EMS LP acquired American Medical Response, Inc. and its subsidiaries ("AMR") and EmCare Holdings Inc. and its subsidiaries ("EmCare") on February 10, 2005 with an effective transaction date after the close of business January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering (see note 13 "Equity").

        The Company operates in two segments, AMR in the healthcare transportation service business and EmCare in the emergency management service business. AMR operates in 37 states, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers medical staff for large entertainment venues like stadiums and arenas, and provides telephone triage, transportation dispatch and demand management services. EmCare provides outsourced business services to hospitals primarily for emergency departments, related urgent care centers and for certain inpatient departments with 395 contracts in 40 states. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services.

        During the year ended December 31, 2007, the Company reclassified income earned on insurance related assets as Interest Income from Restricted Assets in the accompanying consolidated statements of operations and comprehensive income; such income was previously reported as a component of insurance expense. Previous amounts have been reclassified to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Consolidation

        The consolidated financial statements include EMSC, its subsidiary EMS LP, and EMS LP's subsidiaries, AMR and EmCare. All significant intercompany transactions and balances have been eliminated.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents are composed of highly liquid investments with a maturity of three months or less at acquisition, and are recorded at market value.

        At December 31, 2007 and 2006, bank overdrafts of $21.1 million and $23.8 million, respectively, were included in accounts payable in the accompanying balance sheets.

Insurance Collateral

        Insurance collateral is principally comprised of government and investment grade securities and cash deposits with third parties and supports the Company's insurance program and reserves. Certain of these investments, if sold or otherwise liquidated, would have to be replaced by other suitable financial assurances and are, therefore, considered restricted.

Trade and Other Accounts Receivable, net

        The Company determines its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients. The following table presents accounts receivable, net and accounts receivable allowances by segment:

	December 31,
	2007	2006
Accounts receivable, net
EMS	$162	$—
AMR	295,510	264,898
EmCare	199,676	151,552

Total	$495,348	$416,450

Accounts receivable allowances
AMR
Allowance for contractual discounts	$216,397	$159,367
Allowance for uncompensated care	172,140	146,305

Total	$388,537	$305,672

EmCare
Allowance for contractual discounts	$616,341	$540,033
Allowance for uncompensated care	259,780	223,227

Total	$876,121	$763,260

        The increase in the allowances and provisions for contractual discounts and uncompensated care is primarily a result of increases in the Company's gross fee-for-service rate schedules. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

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

        The Company uses an independent valuation group to assist in the determination of the fair value of its operating units. The independent valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. EMSC's annual goodwill impairment assessment is performed during the third quarter each year. No impairment indicators were noted in completing the Company's annual impairment assessment.

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

        Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2007, 2006 or 2005.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. These assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 3 to 10 years depending on the type of contract and customer relationship.

Radio Frequencies

        The radio frequency licenses total $0.6 million at December 31, 2007 and 2006. These assets are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis.

Trade Names

        The trade names value was $0.7 million at December 31, 2007. These assets are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis.

Claims Liability and Professional Liability Reserves

        EMSC is self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon valuations that are prepared by independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Equity Structure

        The Company is the general partner of EMS LP and holds 22.8% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company's principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company's class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company's class B special voting stock, at all stockholder meetings at which holders of the Company's class B common stock or class B special voting stock are entitled to vote.

        In the EMS LP partnership agreement, the Company has agreed to maintain the economic equivalency of the LP exchangeable units and the class B common stock, and the holders of the LP exchangeable units have no general voting rights. The LP exchangeable units, when considered with the class B special voting stock, have the same rights, privileges and characteristics of the Company's class B common stock. The LP exchangeable units are intended to be economically equivalent to the class B common stock of the Company in that the LP exchangeable units carry the right to vote (by virtue of the class B special voting stock) with the holders of class B common stock as if one class, and entitle holders to receive distributions only if the equivalent dividends are declared on the Company's class B common stock. Accordingly, the Company accounts for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company's balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

Derivatives and Hedging Activities

        All derivative instruments are recorded on the balance sheet at fair value. The Company currently uses interest rate swaps to manage risks associated with interest rate volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting and the ineffective portion of hedges are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.

EmCare Contractual Arrangements

        EmCare structures its contractual arrangements for emergency department management services in various ways. In most states, a wholly-owned subsidiary of EmCare ("EmCare Subsidiary") contracts with hospitals to provide emergency department management services. The EmCare Subsidiary enters into an agreement ("PA Management Agreement") with a professional association or professional corporation ("PA"), whereby the EmCare Subsidiary provides the PA with management services and the PA agrees to provide physician services for the hospital contract. The PA employs physicians directly or subcontracts with another entity for the physician services. In certain states, the PA contracts directly with the hospital, but provides physician services and obtains management services in the same manner as described above. In all arrangements, decisions regarding patient care are made exclusively by the physicians. In consideration for these services, the EmCare Subsidiary receives a monthly fee that may

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

be adjusted from time to time to reflect industry practice, business conditions, and actual expenses for administrative costs and uncollectible accounts. In most states, these fees approximate the excess of the PA's revenues over its expenses.

        Each PA is wholly-owned by a physician who enters into a Stock Transfer and Option Agreement with EmCare. This agreement gives EmCare the right to replace the physician owner with another physician in accordance with the terms of the agreement.

        EmCare has determined that these management contracts met the requirements of Emerging Issues Task Force 97-2 Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Entities, for consolidation. Upon adoption of FIN 46(R), Consolidation of Variable Interest Entities, the Company also concluded that these management contracts resulted in a variable interest in the PAs and that the Company is the primary beneficiary. Accordingly, the consolidated financial statements of EmCare and these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs' voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare's relationship with the PA.

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of these financial instruments approximates their fair value as of December 31, 2007 and 2006. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising EMSC's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For each of the periods presented, the Company derived approximately 29% of its net revenue from Medicare and Medicaid, 66% from insurance providers and contracted payors, and 5% directly from patients.

        The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2007 was approximately $265 million with a carrying value of $250 million.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and gross revenue less contractual discount provisions as indicated, are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	39.4%	38.3%	36.5%
Provision for uncompensated care	15.2%	14.1%	13.7%
After contractual discount provisions	25.0%	22.8%	21.6%
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	49.3%	47.1%	49.4%
Provision for uncompensated care	20.8%	23.5%	19.9%
After contractual discount provisions	41.1%	44.5%	39.4%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	44.6%	42.8%	42.7%
Provision for uncompensated care	18.2%	18.8%	16.7%
After contractual discount provisions	32.8%	32.9%	29.2%

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

        Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between contractual discount and uncompensated care provisions, are adjusted in future periods, as adjustments become known. The retroactive adjustments, which increased revenue recorded in 2007 and 2006, was 1.6% and 1.3%, respectively, of consolidated net revenue.

        Subsidies and fees in connection with community contracts at AMR are recognized ratably over the service period the payment covers.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires emergency care regardless of their ability to pay.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109 Accounting for Income Taxes ("SFAS 109"). Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. It is not possible at this time to predict the final outcome of these audits or establish a reasonable estimate of possible additional taxes owing, if any.

        In connection with the acquisition of AMR and EmCare, the Company made an Internal Revenue Code ("IRC") section 338(h)(10) election for EmCare which eliminated $67 million of deferred tax assets and stepped-up the tax basis of EmCare's assets to fair value. Differences between book and tax depreciation and amortization for these assets will create future deferred tax assets or liabilities.

        In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 ("FIN 48"). FIN 48 was adopted by the Company on January 1, 2007. FIN 48 creates a single model to address uncertainty in tax positions, prescribes the minimum recognition threshold, and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 also has expanded disclosure requirements, which include a tabular rollforward of the beginning and ending aggregate unrecognized tax benefits, as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. Upon adoption of FIN 48, the Company reclassified approximately $41 million to a long-term liability and increased current deferred tax assets (see note 6 "Income Taxes").

Net Income Per Common Share

        The consolidated financial statements include "basic" and "diluted" per share information. Basic per share information is calculated by dividing net income available to stockholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computation was 41.6 million and 41.5 million for the years ended December 31, 2007 and 2006, respectively, and 33.6 million for the eleven months ended December 31, 2005. The only difference in the computation of basic and diluted earnings per share is the inclusion of 1.6 million, 1.0 million and 0.7 million potential common shares for the periods ended December 31, 2007, 2006 and 2005, respectively.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Stock Options

        The Company records the expense of stock option awards over the period in which the options vest, consistent with the provisions of SFAS No. 123(R) Accounting for Stock-Based Compensation ("SFAS 123R"). The stock options are valued using the Black-Scholes valuation method on the date of grant. Prior to January 1, 2006, the Company recorded equity-based compensation in accordance with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157 Fair Value Measurement ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value. The Company will be required to adopt SFAS 157 in the first quarter of fiscal 2008. For certain nonfinancial assets and nonfinancial liabilities, the effective date has been deferred for one year. Management currently is evaluating the requirements of SFAS 157 and has not yet determined the impact it will have on the Company's financial statements.

        In February 2007, the FASB issued SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. The Company will have the option to adopt SFAS 159 in the first quarter of fiscal 2008. Management currently is evaluating the requirements of SFAS 159 and has not yet determined the impact it will have on the Company's financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007) Business Combinations ("SFAS 141(R)"), which replaces FASB Statement No. 141. SFAS 141(R) establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interests. The provisions of SFAS 141(R) are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.

3. Acquisitions

        In July 2007, the Company acquired MedicWest Ambulance based in North Las Vegas, Nevada and Abbott Ambulance, Inc. based in St. Louis, Missouri, together with certain of their respective affiliates. In September 2007, the Company acquired certain ground ambulance assets from subsidiaries of Lifeguard Transportation Service, Inc. in Dallas, Texas and Atlanta, Georgia. The total cost for acquisitions completed during 2007 was $75.6 million and was paid primarily in cash. These acquisitions expanded AMR's presence in existing markets and allowed it to enter a new market in the St. Louis area. The Company has substantially completed the purchase price allocation for these acquisitions and has preliminarily recorded $42.1 million of goodwill as of December 31, 2007.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

3. Acquisitions (Continued)

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

4. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31:

	2007	2006
Land	$2,586	$2,079
Building and leasehold improvements	23,839	19,997
Vehicles	120,673	105,788
Computer hardware and software	69,077	48,792
Communication and medical equipment and other	66,206	66,216

	282,381	242,872
Less: accumulated depreciation and amortization	(139,039)	(95,710)

Property, plant and equipment, net	$143,342	$147,162

        Vehicles include certain vehicles held under capital leases with a net book value of $6.8 million and $2.1 million at December 31, 2007 and 2006, respectively. Accumulated depreciation and amortization at December 31, 2007 and 2006 includes $1.8 million and $9.7 million, respectively, relating to such vehicles. Depreciation expense, which includes amortization of assets under capital leases, was $55.4 million and $53.1 million for the years ended December 31, 2007 and 2006, respectively, and $42.5 million for the eleven months ended December 31, 2005.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

5. Intangible Assets, net

        Intangible assets, net consisted of the following at December 31:

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$118,590	$(39,186)	$90,175	$(24,330)
Covenant not to compete	1,363	(351)	493	(150)

Total	$119,953	$(39,537)	$90,668	$(24,480)

Unamortized intangible assets
Trade names	700	—	—	—
Radio frequencies	601	—	601	—

Total	$121,254	$(39,537)	$91,269	$(24,480)

        Amortization expense of intangible assets was $15.1 million and $12.8 million for the years ended December 31, 2007 and 2006, respectively, and $11.7 million for the eleven months ended December 31, 2005. Estimated annual amortization over each of the next five years is expected to be:

2008	$16,790
2009	14,893
2010	14,298
2011	14,082
2012	9,832

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31:

	2007	2006
Current deferred tax assets (liabilities):
Accounts receivable	$55,057	$(5,562)
Accrued liabilities	20,675	17,312
Credit carryforwards	1,265	723

Net current deferred tax assets	76,997	12,473

Long-term deferred tax assets (liabilities):
Intangible assets	(24,221)	(7,005)
Insurance and other long-term liabilities	37,106	30,982
Excess of tax over book depreciation	(4,275)	(4,783)
Interest carryforwards	51,078	65,497
Net operating loss carryforwards	35,273	18,679

Net long-term deferred tax assets	94,961	103,370

Net deferred tax assets	$171,958	$115,843

        The Company has significant net deferred tax assets resulting from net operating loss ("NOL") and interest deduction carryforwards and other deductible temporary differences that will reduce taxable income in future periods. SFAS 109 requires that a valuation allowance be established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The Company's evaluation of such evidence shows that no valuation allowance is needed.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In association with this the Company has established reserves for income taxes in accordance with SFAS No. 5 Accounting for Contingencies ("SFAS 5"). Beginning in the first quarter of 2007, this reserve was accounted for under FIN 48. The Company will periodically assess the amount of such reserves and adjust the reserve balances as necessary. EMSC does not expect the final resolution of tax examinations to have a material impact on the Company's financial results.

        The Company has interest carryovers of $132.2 million at December 31, 2007 limited by IRC Section 163(j) without expiration, and federal net operating loss carryforwards of $91.3 million which expire in the years 2017 to 2027. All NOL carryforwards are subject to AMR's annual IRC Section 382 limitation of $1.3 million. However, AMR has a net unrealized built-in gain ("NUBIG") and future recognition of some of these built-in gains will enable AMR to utilize its NOLs in excess of the annual limitation. AMR recognized additional NOLs of $53.9 million related to an issue that was settled in

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

AMR's August 31, 2002 and August 31, 2003 audits that closed in 2007. The closure of the audit along with refinement of AMR's net unrecognized built-in gain computation allowed AMR to recognize this additional asset.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$40,934
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	51,637
Reductions for tax positions of prior years	—
Reductions for tax positions due to lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2007	$92,571

        In accordance with the Company's accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits as a component of tax expense, which is consistent with the recognition of these items in prior reporting periods. The Company recognized $10.1 million and $8.3 million for the payment of interest and penalties for the years ended December 31, 2007 and 2006, respectively.

        It is reasonably possible that a reduction of up to $93 million of unrecognized tax benefits may occur as a result of possible audit settlements and/or tax filings made by the Company within the next twelve months.

        The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $0.2 million on December 31, 2007 and 2006.

        The components of income tax expense were as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Current tax expense
State	$625	$—	$—
Federal	27	479	102

Total	652	479	102

Deferred tax expense
State	3,830	1,970	1,134
Federal	31,622	22,512	13,136

Total	35,452	24,482	14,270

Total tax expense
State	4,455	1,970	1,134
Federal	31,649	22,991	13,238

Total	$36,104	$24,961	$14,372

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

        A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Income tax expense at the statutory rate	$33,571	$22,412	$12,033
Increase in income taxes resulting from:
State taxes, net of federal	2,787	1,971	1,182
Other	(254)	578	1,157

Provision for income taxes	$36,104	$24,961	$14,372

7. Accrued Liabilities

        Accrued liabilities were as follows at December 31:

	2007	2006
Accrued wages and benefits	$79,781	$71,578
Accrued paid time-off	24,687	22,816
Current portion of self-insurance reserve	59,821	57,596
Accrued restructuring	600	5,738
Current portion of compliance and legal	2,245	4,910
Accrued billing and collection fees	5,046	5,085
Accrued profit sharing	23,661	19,695
Accrued interest	10,407	11,810
Other	31,071	32,403

Total accrued liabilities	$237,319	$231,631

8. Debt

        On February 10, 2005, the Company issued $250.0 million of senior subordinated unsecured notes and entered into a $450.0 million Senior Secured Credit Facility ("Credit Facility") agreement.

        The senior subordinated notes have a fixed interest rate of 10%, payable semi-annually and mature in February 2015. The senior subordinated notes are general unsecured obligations of the issuers, AMR HoldCo, Inc. and EmCare HoldCo, Inc., and are guaranteed by EMSC, EMS LP and each of EMSC's domestic subsidiaries. AMR and its subsidiaries are wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries are wholly-owned subsidiaries of EmCare HoldCo, Inc.

        The Credit Facility consists of a $350.0 million senior secured term loan and a $100.0 million Senior Secured Revolving Credit Facility commitment, ("Revolving Facility"), each collateralized by a pledge of 100% of the capital stock of the Company and its direct and indirect domestic subsidiaries, 65% of the capital stock of any direct foreign subsidiaries and an interest in substantially all tangible

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

and intangible assets of EMS LP and its subsidiaries. The term loan matures in February 2012 and requires quarterly principal payments of $0.6 million. The Revolving Facility was established to fund the Company's working capital and letter of credit needs and requires principal and interest to be paid at maturity in February 2011. The Revolving Facility is also subject to an annual commitment fee of 0.5% on unutilized commitments. Under the terms of the agreement, the Company may select between various interest rate arrangements based on LIBOR or the Prime Rate plus additional basis points ranging from 1% to 2%, determined by reference to a leverage ratio. At December 31, 2007, net of letters of credit outstanding of $29.6 million, the maximum available under the Revolving Facility was $70.4 million. There were no borrowings under the Revolving Facility at December 31, 2007 and 2006.

        The Credit Facility agreement contains various customary operating and financial covenants. The more restrictive of these covenants limit the Company and its subsidiaries' ability to create liens on assets; make certain investments, loans, guarantees or advances; incur additional indebtedness or issue capital stock; engage in mergers, acquisitions or consolidations; dispose of assets; pay dividends, repurchase equity interest or make other restricted payments; change the business conducted by the Company; engage in transactions with affiliates; and repay certain indebtedness, including the senior unsecured notes, or amend or otherwise modify agreements governing the subordinated indebtedness. The financial maintenance covenants establish a maximum leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and an annual capital expenditure limit. The Company is in compliance with its debt covenants as of December 31, 2007.

        The Company paid approximately $18.3 million in debt issuance costs that are being amortized using the effective interest method. In connection with the initial public offering discussed in note 13 "Equity," the Company used net proceeds from the offering to pay down a portion of the Credit Facility and wrote off $2.0 million of unamortized debt issuance costs. The Company made unscheduled payments on the Credit Facility totaling $19.4 million during the year ended December 31, 2006 and wrote off $0.4 million of unamortized debt issuance costs.

        Long-term debt and capital lease obligations consisted of the following at December 31:

	2007	2006
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (7.15% at December 31,2007)	224,167	226,472
Notes due at various dates from 2008 to 2022 with interest rates from 6% to 10%	2,292	1,856
Capital lease obligations due 2010	6,424	1,447

	482,883	479,775
Less current portion	(4,717)	(4,159)

Total long-term debt	$478,166	$475,616

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see note 14 "Commitments and Contingencies") in each of the years indicated is as follows:

Year ending December 31,
2008	$4,717
2009	5,580
2010	4,563
2011	163,257
2012	54,205
Thereafter	250,561

$482,883

9. Derivative Instruments and Hedging Activities

        The Company manages its exposure to changes in market interest rates. The Company's use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.

        At December 31, 2007, the Company was party to one interest rate swap agreement. The swap agreement is with major financial institutions and amounts to $200 million of notional principal amount. This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 4.3%. The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 3.81% at December 31, 2007) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The remaining term of this swap agreement is two years. In fiscal 2007, the Company recorded a net change in the fair value of the fixed interest rate swap agreement in the amount of $2.0 million as a component of other comprehensive income. The net additional interest payments made or received under this swap agreement is recognized in interest expense. Over the next twelve months, the Company expects to reclassify $0.4 million of deferred gain from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

10. Restructuring Charges

			2006 Plans			2007 Plans
	2002 Plan Lease	2005 Plan Severance
			Severance	Lease	Total	Severance	Lease	Total	Total
February 1, 2005	$746								$746
Adjustment	287								287
Incurred	—	$1,494							1,494
Paid	(567)	(228)							(795)

December 31, 2005	466	1,266							1,732
Incurred	—	—	$5,618	$751	$6,369				6,369
Paid	(286)	(1,266)	(811)	—	(811)				(2,363)

December 31, 2006	180	—	4,807	751	5,558				5,738
Incurred	—	—	—	—	—	$2,029	$213	$2,242	2,242
Paid	(104)	—	(4,807)	(349)	(5,156)	(1,924)	(196)	(2,120)	(7,380)

December 31, 2007	$76	$—	$—	$402	$402	$105	$17	$122	$600

        The activity in the accrued restructuring balance is as follows:

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

        As part of a plan to re-align the operations and billing function of AMR and to exit the East Michigan market, the Company recorded a restructuring charge of $6.4 million during 2006. Lease termination costs accounted for $0.8 million and the remaining $5.6 million related to one-time termination benefits. Lease termination costs are expected to be completed by December 2015.

        The Company restructured certain billing functions of AMR and operations in the Los Angeles, California market during the first quarter of 2007 and recorded a restructuring charge of $2.2 million. This restructuring charge included $0.2 million in lease termination and exit costs and $2.0 million related to termination benefits. These costs are expected to be paid by the end of December 2008.

11. Retirement Plans and Employee Benefits

        The Company maintains three 401(k) plans (the "EMSC Plans") for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the EMSC Plans. Employees

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Retirement Plans and Employee Benefits (Continued)

may contribute a maximum of 40% of their compensation up to a maximum of $15,500. Generally, 50% of the contribution is matched by the Company up to a maximum of 3% to 6% of the employee's salary per year, depending on the plan. EMSC's contributions to the EMSC Plans were $11.3 million and $10.4 million for the years ended December 31, 2007 and 2006, respectively, and $8.7 million for the eleven months ended December 31, 2005. Contributions are included in compensation and benefits on the accompanying statements of operations.

        EmCare established the EmCare Holdings Inc. 401(k) Savings Plan (the "EmCare Plan") in 1994 to provide retirement benefits to its physician employees. Employees may elect to participate in the EmCare Plan at the beginning of each calendar quarter and may contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service. EmCare contributes 50% of the first 6% of base compensation that a participant contributes to the EmCare Plan during any calendar year. EmCare contributed $0.8 million and $0.3 million during the years ended December 31, 2007 and 2006, respectively, and $0.3 million during the eleven months ended December 31, 2005.

12. Equity Based Compensation

Equity Option Plan

        Under the Company's Equity Option Plan approved in February 2005, key employees were granted options to purchase partnership units of EMS LP. In accordance with the terms of the Equity Option Plan, the terms of these options were adjusted to reflect the Company's initial public offering and reorganization (see note 13 "Equity") in the fourth quarter of 2005. The options permit employees to purchase class A common shares at an exercise price of between $6.67 and $16.00 per share and vest ratably generally over a period of 4 years and have a maximum 10-year term. In addition, certain performance measures must be met for 50% of the options to become exercisable. The Company recorded a compensation charge of $1.1 million and $1.2 million for the years ended December 31, 2007 and 2006, respectively, and $1.0 million for the eleven months ended December 31, 2005 associated with the grant of these options. No future grants of options will be made under this plan.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 0% volatility (because the options were granted by EMS LP as a private company), risk free rates ranging from 3.53% to 3.88%, 0% dividend yield and terms of 4 and 5 years. The weighted average fair value of options granted during the eleven months ended December 31, 2005 was $1.40.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

        The following table summarizes the status of options under the Equity Option Plan, as well as options granted to certain directors (with similar terms) as of December 31, 2007:

	Class A Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,357,907	$6.77
Granted at fair value	—	—
Exercised	(57,494)	6.67
Expired or forfeited	(47,817)	6.67

Outstanding at end of year	3,252,596	$6.78

Exercisable at end of year	874,378	$6.77

        The range of exercise prices of the outstanding exercisable options are as follows at December 31, 2007:

Weighted Average Exercise Price	Number of Exercisable Shares	Number of Outstanding Shares	Weighted Average Remaining Life in Years
$6.67	865,003	3,215,096	7.11
$16.00	9,375	37,500	7.95

        The Company recorded a charge totaling $1.8 million associated with partnership units sold and certain options to purchase equity issued to employees and officers of the Company. This non-cash expense was recorded as a component of compensation and benefits on the accompanying statement of operations for the eleven months ended December 31, 2005.

Directors' Plan

        The Directors' Plan, approved by stockholders in May 2007, is available to non-employee directors of the Company other than the Chair of the Compliance Committee. Under this plan, eligible directors are granted Restricted Stock Units ("RSUs") immediately following each annual stockholder meeting with each RSU representing one share of the Company's class A common stock. Each grant of RSUs has a fair market value of $0.1 million on the date of grant based on the closing price of the Company's class A common stock on the business day immediately preceding the grant date. The Directors' Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting. In connection with this plan, the Company granted 2,705 and 8,000 RSUs per director in 2007 and 2006, respectively, and expensed $0.4 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively.

Long-Term Incentive Plan

        EMSC's Long-Term Incentive Plan (the "Plan") was approved by stockholders in May 2007 and provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity Based Compensation (Continued)

        During 2007, members of the Board of Directors of the Company granted, in the aggregate, 30,000 shares of restricted class A common stock pursuant to the Plan, which shares vest ratably over a period of three to four years. In addition, certain performance measures must be met for 50% of these shares to become exercisable. In connection with these grants, the Company expensed $0.1 million for the year ended December 31, 2007.

        The Company also granted options to key employees during 2007 under the Plan. The options permit employees to purchase shares of class A common stock at exercise prices ranging from $30.37 to $39.89 per share and vest ratably over a period of 4 years and have a maximum term of ten years. In addition, certain performance measures must be met for 50% of the options to become exercisable. In connection with these grants the Company recorded a compensation charge of $0.1 million for the year ended December 31, 2007.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 43% to 46% volatility based on EMSC's historical stock price, risk free rates ranging from 4.07% to 5.16%, 0% dividend yield and a term of 5 years. The weighted average fair value of options granted during 2007 was $15.30.

        The following table summarizes the status of restricted stock and options under the Plan as of December 31, 2007:

Options Summary
	Restricted Stock	Class A Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—	$—
Granted	30,000	95,000	33.93
Exercised	—	—	—
Expired or forfeited	—	—	—

Outstanding at end of year	30,000	95,000	$33.93

Exercisable at end of year	—	—	$—

13. Equity

        On December 21, 2005, the Company effected a reorganization and issued 8.1 million shares of class A common stock in an initial public offering. Pursuant to the reorganization, EMS LP, the former top-tier holding company of AMR and EmCare, became the consolidated subsidiary of EMSC, a newly formed corporation. To effect the reorganization, the holders of the capital stock of the sole general partner of EMS LP contributed that capital stock to the Company in exchange for class B common stock; the general partner was merged into the Company and the Company became the sole general partner of EMS LP. Concurrently, the holders of class B units of EMS LP contributed their units to the Company in exchange for shares of the Company's class A common stock, and the holders of certain class A units of EMS LP contributed their units to the Company in exchange for shares of the Company's class B common stock.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Equity (Continued)

Preferred Stock

        The Company's board of directors may, without further action by stockholders, from time to time direct the issuance of up to 20 million shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Class A and Class B Common Stock and Class B Special Voting Stock

General

        The Company's class A common stock and class B common stock is identical in all respects, except with respect to voting and except that each share of class B common stock is convertible into one share of class A common stock at the option of the holder. The class B common stock will be converted automatically into class A common stock upon a transfer thereof to any person other than certain currently affiliated persons and their affiliates. The class A and class B common stock are referred to as "common stock".

        Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company's outstanding common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose. Upon the Company's liquidation, dissolution or winding up, the holders of the class A and class B common stock are entitled to receive pro rata the Company's assets available for distribution, after payment of all liabilities and subject to the rights of any outstanding preferred stock and of the holders of the LP exchangeable units to receive distributions of assets equivalent to, on a per share/per unit basis, the distributions to the holders of the class A and class B common stock.

        The Company's one share of class B special voting stock is not entitled to any rights or privileges except for the voting rights described below, and except that it is entitled to a distribution equal to its $0.01 par value upon the Company's liquidation, dissolution or winding up.

        The class B units of EMS LP had no voting rights and transfer of the units was restricted. Prior to a qualified public offering, if the employment of a holder of class B units was terminated because of death, disability or by the Company without cause, the holder had the right to either retain his class B units, or to "put" his class B units to the Company and require the Company to purchase his class B units. The Company had the right to "call" the class B units and require the holder to sell his/her class B units to the Company. The Company's "call" right was also exercisable upon a holder's termination for cause. At June 30, 2005 and September 30, 2005, the Company recorded the repurchase price associated with the put right of $1.8 million and $1.2 million, respectively (see note 17 "Net Income per Common Share"). These put and call rights expired upon the completion of the Company's public offering in the fourth quarter of 2005.

Voting Rights

        Generally, on all matters on which the holders of common stock are entitled to vote, the holders of the class A common stock, the class B common stock and the class B special voting stock vote together as a single class. On all matters with respect to which the holders of the Company's common stock are entitled to vote, each outstanding share of class A common stock is entitled to one vote, each

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Equity (Continued)

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

        In addition, holders of class A common stock, on the one hand, and the class B common stock and class B special voting stock, on the other, are entitled to vote as a separate class on approval of (i) any alteration, repeal or amendment of the Company's certificate of incorporation which would adversely affect the powers, preferences or rights of the holders of class A common stock or the class B common stock and class B special voting stock, as the case may be, and (ii) any merger or consolidation of the Company with any other entity if, as a result, (x) shares of class A common stock would be converted into or exchanged for, or receive, any consideration that differs from that applicable to the shares of class B common stock as a result of such merger or consolidation, other than a difference limited to preserving the relative voting power of the holders of the class A common stock, the class B common stock and the class B special voting stock or (y) in the case of the class B common stock and class B special voting stock only, the class B special voting stock would not remain outstanding.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $38.6 million, $43.4 million and $31.1 million for the years ended December 31, 2007 and 2006 and for the eleven months ended December 31, 2005, respectively.

        The Company also leases certain vehicles under a capital lease and during the first quarter of 2007 extended the term of this capital lease for an additional three years. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

        Future commitments under non-cancelable capital and operating leases for vehicle, premises, equipment and other recurring commitments are as follows:

	Capital Leases	Operating Leases & Other
Year ending December 31,
2008	$2,499	$44,361
2009	2,499	30,266
2010	2,011	21,968
2011	—	19,733
2012	—	14,325
Thereafter	—	33,116

	7,009	$163,769

Less imputed interest	(641)

Total capital lease obligations	6,368
Less current portion	(2,499)

Long-term capital lease obligations	$3,869

Services

        The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kick-back or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

agencies. Other than the investigations described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

        Like other ambulance companies, AMR has provided discounts to its healthcare facility customers (nursing homes and hospitals) in certain circumstances. The Company has attempted to comply with applicable law where such discounts are provided. During the first quarter of fiscal 2004, the Company was advised by the U.S. Department of Justice ("DOJ") that it was investigating certain business practices at AMR. The specific practices at issue were (1) whether ambulance transports involving Medicare eligible patients complied with the "medical necessity" requirement imposed by Medicare regulations, (2) whether patient signatures, when required, were properly obtained from Medicare eligible patients, and (3) whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. In connection with the third issue, the government alleged that certain of AMR's hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. The Company negotiated a settlement with the government pursuant to which the Company paid $9 million and obtained a release of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, AMR entered into a Corporate Integrity Agreement ("CIA") which is effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, AMR is required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; contractual safeguards nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events

        On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County. The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. The Court has certified a class in this case, but the size and membership of the class has not yet been determined. At this time, AMR does not believe that any incorrect billings are material in amount.

        On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company's Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, AMR paid the $1.8 million in alleged overpayments. However, the Company disagrees with the OIG's finding and has filed an administrative appeal. If AMR is successful in the administrative appeal the Company may be entitled to repayment of all or part of the $1.8 million.

Letters of Credit

        At December 31, 2007 and 2006, the Company had $29.6 million and $29.9 million, respectively, in outstanding letters of credit.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

14. Commitments and Contingencies (Continued)

Other Legal Matters

        EmCare entered into a settlement agreement with respect to June Belt, et. al. v. EmCare, Inc., et. al brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act. The suit was filed on February 25, 2003 in the Eastern District of Texas. Pursuant to the settlement agreement, EmCare paid $1.7 million in satisfaction of all claims in the lawsuit during the first quarter of 2007.

        AMR and the City of Stockton, California are parties to litigation regarding the terms and enforceability of a memorandum of understanding and a related joint venture agreement between the parties to present a joint bid in response to a request for proposals to provide emergency ambulance services in the County of San Joaquin, California. The parties were unable to agree on the final terms of a joint bid. AMR was awarded the San Joaquin contract. While the Company is unable at this time to estimate the amount of potential damages, it believes that Stockton may claim as damages a portion of the Company's profit on the contract or the profit Stockton might have realized had the joint venture proceeded. Management believes the outcome of this lawsuit will not have a material adverse effect on the Company.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company is in the process of producing documents in response to the subpoena.

15. Transactions with Onex

        The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, its principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. This fee, which has been included as a component of selling, general and administrative expenses on the accompanying statement of operations, amounted to $1.0 million for the years ended December 31, 2007 and 2006 and $0.9 million for the eleven months ended December 31, 2005.

16. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (medical malpractice) programs for EmCare. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2007.

        The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported. The reserves are established based on consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs) and changes in case reserves and the

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance (Continued)

assumed rate of inflation in health care costs and property damage repairs. Claims, other than general liability claims, are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities, currently 4%. General liability claims are not discounted.

        The Company's most recent actuarial valuation was completed in December 2007. As a result of this and previous actuarial valuations, the Company recorded reductions in its provisions for insurance liabilities of approximately $21.5 million in fiscal 2007 and $16.9 million in fiscal 2006 related to reserves for losses in prior years. During the eleven months ended December 31, 2005, the Company recorded reductions in insurance liabilities of approximately $7.3 million related to reserves for losses in prior years.

        Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2007
Automobile	$8,210	$8,999	$17,209
Workers compensation	15,937	29,656	45,593
General/Professional liability	35,674	106,089	141,763

	$59,821	$144,744	$204,565

December 31, 2006
Automobile	$7,671	$9,642	$17,313
Workers compensation	14,751	29,728	44,479
General/Professional liability	35,174	110,605	145,779

	$57,596	$149,975	$207,571

        Certain insurance programs also require the Company to maintain deposits with third-party insurers or with trustees to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government securities and investment grade securities. These investments are designated as available-for-sale and reported at fair value. Investment income/loss earned on these

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Insurance (Continued)

investments is reported as interest income from restricted assets in the statements of operations. The following table summarizes these deposits and restricted investments:

	2007	2006
Restricted cash and cash equivalents	$2,298	$3,321
Restricted marketable securities	5,522	1,504
Other short-term insurance collateral	29,956	24,899

Insurance collateral—short-term	$37,776	$29,724

Restricted long-term investments	$99,846	$95,307
Other long-term insurance collateral	46,792	67,993

Insurance collateral—long-term	$146,638	$163,300

17. Net Income Per Common Share

        The calculation of basic net income per common share and diluted net income per common share is presented below for the years ended December 31, 2007 and 2006 and the eleven months ended December 31, 2005 (in thousands except for share and per share amounts):

	2007	2006	2005
Basic earnings per common share computation
Numerator:
Net income	$59,818	$39,071	$20,067
Accretion of put right (see note 13 "Equity")	—	—	(1,213)

Net income available to stockholders	59,818	39,071	18,854

Denominator:
Basic average shares outstanding
Common stock and LP exchangeable units	41,551,207	41,502,632	33,621,542

Basic earnings per common share	$1.44	$0.94	$0.56

Diluted earnings per share computation
Numerator:
Net income	$59,818	$39,071	$20,067
Accretion of put right	—	—	(1,213)

Net income available to stockholders	59,818	39,071	18,854

Denominator:
Basic average shares outstanding	41,551,207	41,502,632	33,621,542
Incremental shares from assumed exercise of stock options and RSUs	1,595,674	1,026,253	660,634
Diluted average common shares outstanding	43,146,881	42,528,885	34,282,176

Diluted earnings per common share	$1.39	$0.92	$0.55

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Net Income Per Common Share (Continued)

        The 2007 period excluded 35,500 potential common shares and the 2005 period excluded 37,500 potential common shares from the calculation of diluted earnings per share because they were antidilutive.

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

        Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, and depreciation and amortization ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

18. Segment Information (Continued)

operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see note 2 "Summary of Significant Accounting Policies").

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Healthcare Transportation Services
Revenue	$1,219,212	$1,189,447	$1,059,725
Income from operations	33,284	35,203	47,593
Adjusted EBITDA	92,725	90,671	93,404
Goodwill	150,765	130,268	128,222
Intangible assets, net	51,379	31,066	35,489
Total identifiable assets	870,845	817,715	807,874
Capital expenditures	$32,847	$44,006	$44,992
Emergency Management Services
Revenue	$887,781	$744,758	$595,760
Income from operations	99,295	66,513	31,772
Adjusted EBITDA	117,480	83,037	44,096
Goodwill	162,359	142,060	122,946
Intangible assets, net	30,338	35,723	42,694
Total identifiable assets	558,272	446,590	443,435
Capital expenditures	$751	$4,933	$2,465
Segment Totals
Revenue	$2,106,993	$1,934,205	$1,655,485
Income from operations	132,579	101,716	79,365
Adjusted EBITDA	210,205	173,708	137,500
Goodwill	313,124	272,328	251,168
Intangible assets, net	81,717	66,789	78,183
Total identifiable assets	1,429,117	1,264,305	1,251,309
Capital expenditures	$33,598	$48,939	$47,457

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

18. Segment Information (Continued)

        A reconciliation of Adjusted EBITDA to net income for each year is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Adjusted EBITDA	$210,205	$173,708	$137,500
Depreciation and amortization expense	(70,483)	(66,005)	(54,143)
Interest expense	(46,948)	(45,605)	(47,813)
Realized gain (loss) on investments	245	(467)	(164)
Interest and other income	2,055	2,346	1,040
Loss on early debt extinguishment	—	(377)	(2,040)
Income tax expense	(36,104)	(24,961)	(14,372)
Equity in earnings of unconsolidated subsidiary	848	432	59

Net income	$59,818	$39,071	$20,067

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities for each year is as follows:

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Adjusted EBITDA	$210,205	$173,708	$137,500
Interest paid	(44,874)	(43,506)	(45,642)
Change in accounts receivable	(74,991)	(4,740)	(36,617)
Change in other operating assets/liabilities	5,868	38,072	51,644
Equity based compensation	1,727	1,431	2,780
Other	(117)	777	298

Cash flows provided by operating activities	$97,818	$165,742	$109,963

        A reconciliation of segment assets as of December 31, 2007 and 2006 to total assets and segment capital expenditures to total capital expenditures is as follows:

	2007	2006
Segment total identifiable assets	$1,429,117	$1,264,305
Corporate cash	32,330	35,598
Other corporate assets	18,116	18,314

Total identifiable assets	$1,479,563	$1,318,217

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

18. Segment Information (Continued)

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	Year ended December 31, 2007	Year ended December 31, 2006	Eleven months ended December 31, 2005
Segment total capital expenditures	$33,598	$48,939	$47,457
Corporate capital expenditures	4,737	11,476	1,476

Total capital expenditures	$38,335	$60,415	$48,933

19. Quarterly Financial Information (unaudited)

        Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 is as follows (in millions, except per share amounts):

2007	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$523.3	$516.7	$529.8	$537.2
Operating income	35.8	33.2	33.3	30.3
Net income	16.6	15.1	14.7	13.4
Basic earnings per share	0.40	0.36	0.35	0.32
Diluted earnings per share	$0.39	$0.35	$0.34	$0.31

2006	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Revenue	$469.1	$478.5	$485.7	$500.9
Operating income	21.7	27.3	26.3	26.4
Net income	7.3	10.7	10.3	10.8
Basic earnings per share	0.17	0.26	0.25	0.26
Diluted earnings per share	$0.17	$0.25	$0.24	$0.25

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
Balance at February 1, 2005	$314,863	$681,304	$996,167
Additions	1,752,254	684,614	2,436,868
Reductions	(1,596,915)	(1,029,144)	(2,626,059)

Balance at December 31, 2005	470,202	336,774	806,976
Additions	2,126,111	950,639	3,076,750
Reductions	(1,896,913)	(917,881)	(2,814,794)

Balance at December 31, 2006	699,400	369,532	1,068,932
Additions	2,524,339	1,027,732	3,552,071
Reductions	(2,391,001)	(965,344)	(3,356,345)

Balance at December 31, 2007	$832,738	$431,920	$1,264,658

        Additions to the Company's valuation and qualifying accounts are primarily related to income statement provisions and balances added from acquisitions. Reductions to these accounts are primarily related to write-off activity.

21. Guarantors of Debt

        EMS LP financed the acquisition of AMR and EmCare, described in note 1 "General—Basis of Presentation", in part by issuing $250.0 million principal amount of senior subordinated notes and borrowing $370.2 million under the Credit Facility. Its wholly-owned subsidiaries, AMR HoldCo, Inc. and EmCare HoldCo, Inc., are the issuers of the senior subordinated notes and the borrowers under the Credit Facility. As part of the transaction, AMR and its subsidiaries became wholly-owned subsidiaries of AMR HoldCo, Inc. and EmCare and its subsidiaries became wholly-owned subsidiaries of EmCare HoldCo, Inc. The senior subordinated notes and the Credit Facility include a full, unconditional and joint and several guarantee by all of EMSC, EMS LP and EMSC's domestic subsidiaries. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured notes and Credit Facility are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the issuers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the issuers, EMS LP or the subsidiary guarantors. The condensed consolidating financial statements for EMSC, EMS LP, the issuers, the guarantors and the non-guarantor are as follows:

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$24,987	$3,927	$—	$28,914
Insurance collateral	—	—	—	—	24,498	13,278	—	37,776
Trade and other accounts receivable, net	—	—	—	—	494,376	972	—	495,348
Parts and supplies inventory	—	—	—	—	20,010	—	—	20,010
Other current assets	—	—	—	—	11,709	6	—	11,715
Current deferred tax assets	—	—	—	—	73,834	3,163	—	76,997

Current assets	—	—	—	—	649,414	21,346	—	670,760

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	143,342	—	—	143,342
Intercompany receivable	3,773	113,400	281,598	192,635	—	—	(591,406)	—
Intangible assets, net	—	—	—	—	81,717	—	—	81,717
Non-current deferred tax assets	—	—	—	—	94,092	869	—	94,961
Insurance collateral	—	—	—	—	49,200	102,280	(4,842)	146,638
Goodwill	—	—	—	—	312,666	458	—	313,124
Other long-term assets	—	—	7,124	3,231	18,666	—	—	29,021
Investment and advances in subsidiaries	445,723	332,323	212,555	119,754	3,458	—	(1,113,813)	—

Assets	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,746	$109	$—	$64,855
Accrued liabilities	—	—	5,547	4,860	196,565	30,347	—	237,319
Current portion of long-term debt	—	—	1,656	744	2,317	—	—	4,717

Current liabilities	—	—	7,203	5,604	263,628	30,456	—	306,891
Long-term debt	—	—	281,519	190,248	6,399	—	—	478,166
Other long-term liabilities	—	—	—	—	158,813	91,039	(4,842)	245,010
Intercompany	—	—	—	—	591,406	—	(591,406)	—

Liabilities	—	—	288,722	195,852	1,020,246	121,495	(596,248)	1,030,067

Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	117,079	—	—	—	—	6,690	(6,690)	117,079
Retained earnings	118,956	118,956	23,783	95,173	118,942	(5,500)	(351,354)	118,956
Comprehensive income (loss)	1,006	1,006	(622)	1,628	1,006	2,238	(5,256)	1,006

Equity	449,496	445,723	212,555	119,768	332,309	3,458	(1,113,813)	449,496

Liabilities and Equity	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2006

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,106,993	$36,778	$(36,778)	$2,106,993

Compensation and benefits	—	—	—	—	1,455,970	—	—	1,455,970
Operating expenses	—	—	—	—	317,518	—	—	317,518
Insurance expense	—	—	—	—	61,801	41,285	(36,778)	66,308
Selling, general and administrative expenses	—	—	—	—	61,893	—	—	61,893
Depreciation and amortization expense	—	—	—	—	70,483	—	—	70,483
Restructuring charge	—	—	—	—	2,242	—	—	2,242

Income from operations	—	—	—	—	137,086	(4,507)	—	132,579
Interest income from restricted assets	—	—	—	—	2,881	4,262	—	7,143
Interest expense	—	—	—	—	(46,948)	—	—	(46,948)
Realized gain on investments	—	—	—	—	—	245	—	245
Interest and other income	—	—	—	—	2,055	—	—	2,055

Income before income taxes	—	—	—	—	95,074	—	—	95,074
Income tax expense	—	—	—	—	(36,104)	—	—	(36,104)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	58,970	—	—	58,970
Equity in earnings of unconsolidated subsidiaries	59,818	59,818	6,209	53,609	848	—	(179,454)	848

Net income	$59,818	$59,818	$6,209	$53,609	$59,818	$—	$(179,454)	$59,818

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,934,205	$38,446	$(38,446)	$1,934,205

Compensation and benefits	—	—	—	—	1,333,648	—	—	1,333,648
Operating expenses	—	—	—	—	294,806	—	—	294,806
Insurance expense	—	—	—	—	71,182	41,522	(38,446)	74,258
Selling, general and administrative expenses	—	—	—	—	57,403	—	—	57,403
Depreciation and amortization expense	—	—	—	—	66,005	—	—	66,005
Restructuring charge	—	—	—	—	6,369	—	—	6,369

Income from operations	—	—	—	—	104,792	(3,076)	—	101,716
Interest income from restricted assets	—	—	—	—	2,444	3,543	—	5,987
Interest expense	—	—	—	—	(45,605)	—	—	(45,605)
Realized loss on investments	—	—	—	—	—	(467)	—	(467)
Interest and other income	—	—	—	—	2,346	—	—	2,346
Loss on early debt extinguishment	—	—	—	—	(377)	—	—	(377)

Income before income taxes	—	—	—	—	63,600	—	—	63,600
Income tax expense	—	—	—	—	(24,961)	—	—	(24,961)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	38,639	—	—	38,639
Equity in earnings of unconsolidated subsidiaries	39,071	39,071	6,781	32,290	432	—	(117,213)	432

Net income	$39,071	$39,071	$6,781	$32,290	$39,071	$—	$(117,213)	$39,071

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the eleven months ended December 31, 2005

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,655,485	$34,539	$(34,539)	$1,655,485

Compensation and benefits	—	—	—	—	1,146,055	—	—	1,146,055
Operating expenses	—	—	—	—	233,087	—	—	233,087
Insurance expense	—	—	—	—	84,685	36,668	(34,539)	86,814
Selling, general and administrative expenses	—	—	—	—	54,262	—	—	54,262
Depreciation and amortization expense	—	—	—	—	54,143	—	—	54,143
Restructuring charge	—	—	—	—	1,781	—	—	1,781

Income from operations	—	—	—	—	81,472	(2,129)	—	79,343
Interest income from restricted assets	—	—	—	—	1,721	2,293	—	4,014
Interest expense	—	—	—	—	(47,813)	—	—	(47,813)
Realized loss on investments	—	—	—	—	—	(164)	—	(164)
Interest and other income	—	—	—	14	1,026	—	—	1,040
Loss on early debt extinguishment	—	—	—	—	(2,040)	—	—	(2,040)

Income before income taxes	—	—	—	14	34,366	—	—	34,380
Income tax expense	—	—	—	—	(14,372)	—	—	(14,372)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	14	19,994	—	—	20,008
Equity in earnings of unconsolidated subsidiary	20,067	20,067	10,795	9,258	59	—	(60,187)	59

Net income	$20,067	$20,067	$10,795	$9,272	$20,053	$—	$(60,187)	$20,067

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Total
Cash Flows from Operating Activities

Net cash provided by operating activities	$—	$—	$—	$—	$91,563	$6,255	$97,818

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(38,335)	—	(38,335)
Proceeds from sale of property, plant and equipment	—	—	—	—	359	—	359
Acquisition of businesses, net of cash received	—	—	—	—	(75,648)	—	(75,648)
Insurance collateral	—	—	—	—	13,207	(2,335)	10,872
Net change in deposits and other assets	—	—	—	—	2,526	—	2,526

Net cash used in investing activities	—	—	—	—	(97,891)	(2,335)	(100,226)

Cash Flows from Financing Activities
Issuance of EMSC equity	383	—	—	—	—	—	383
Borrowings	—	—	—	—	70,300	—	70,300
Repayments of capital lease obligations and other debt	—	—	—	—	(76,033)	—	(76,033)
Net intercompany borrowings (payments)	(383)	—	—	—	383	—	—
Increase in bank overdrafts	—	—	—	—	(2,664)	—	(2,664)

Net cash used in financing activities	—	—	—	—	(8,014)	—	(8,014)

Increase in cash and cash equivalents	—	—	—	—	(14,342)	3,920	(10,422)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336

Cash and cash equivalents, end of period	$—	$—	$—	$—	$24,987	$3,927	$28,914

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$145,255	$20,487	$165,742

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(60,415)	—	(60,415)
Proceeds from sale of property, plant and equipment	—	—	—	—	902	—	902
Acquisitions of businesses, net of cash acquired	—	—	—	—	(23,555)	—	(23,555)
Insurance collateral	—	—	—	—	(7,836)	(20,527)	(28,363)
Net change in deposits and other assets	—	—	—	—	(1,696)	—	(1,696)

Net cash used in investing activities	—	—	—	—	(92,600)	(20,527)	(113,127)

Cash Flows from Financing Activities
Issuance of EMSC equity	104	—	—	—	—	—	104
EMSC equity issuance costs	(2,408)	—	—	—	—	—	(2,408)
Repayments of capital lease obligations and other debt	—	—	—	—	(27,066)	—	(27,066)
Net intercompany borrowings(payments)	2,304	—	—	—	(2,304)	—	—
Decrease in bank overdrafts	—	—	—	—	(1,957)	—	(1,957)

Net cash used in financing activities	—	—	—	—	(31,327)	—	(31,327)

Increase in cash and cash equivalents	—	—	—	—	21,328	(40)	21,288
Cash and cash equivalents, beginning of period	—	—	—	—	18,001	47	18,048

Cash and cash equivalents, end of period	$—	$—	$—	$—	$39,329	$7	$39,336

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the eleven months ended December 31, 2005

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$14	$91,599	$18,350	$109,963

Cash Flows from Investing Activities
EMS purchase of AMR and EmCare	—	(828,775)	—	—	—	—	(828,775)
Purchase of property, plant and equipment	—	—	—	—	(48,933)	—	(48,933)
Proceeds from sale of property, plant and equipment	—	—	—	—	708	—	708
Purchase of restricted cash and investments	—	—	—	—	—	(64,128)	(64,128)
Proceeds from sale and maturity of restricted investments	—	—	—	—	—	35,972	35,972
Net change in deposits and other assets	—	—	—	—	(4,473)	—	(4,473)

Net cash used in investing activities	—	(828,775)	—	—	(52,698)	(28,156)	(909,629)

Cash Flows from Financing Activities
Borrowings under new senior secured credit facility	—	—	241,500	108,500	—	—	350,000
Proceeds from issuance of senior subordinated notes	—	—	172,500	77,500	—	—	250,000
Borrowings under new revolving credit facility	—	—	17,388	7,812	—	—	25,200
Debt issue costs	—		(12,648)	(5,682)			(18,330)
EMS LP issuance of partnership equity	—	222,655	—	—	—	—	222,655
EMS LP partnership equity issuance costs	—	(1,919)	—	—	—	—	(1,919)
EMSC issuance of class A common stock	113,400	—	—	—	—	—	113,400
EMSC equity issuance costs	(9,329)	—	—	—	—	—	(9,329)
Repayments of capital lease obligations and other debt	—	—	(87,596)	(39,354)	(5,395)	—	(132,345)
Repayments of revolving credit facility	—	—			—	—	—
Net investment and advances (distributions)	(104,071)	608,039	(331,144)	(148,790)	(24,034)	—	—
Increase (decrease) in bank overdrafts	—	—	—	—	3,751	—	3,751
Increase (decrease) in other on-current liabilities	—	—	—	—	—	—	—

Net cash provided by(used in) financing activities	—	828,775	—	(14)	(25,678)	—	803,083

Increase in cash and cash equivalents	—	—	—	—	13,223	(9,806)	3,417
Cash and cash equivalents, beginning of period	—	—	—	—	4,778	9,853	14,631

Cash and cash equivalents, end of period	$—	$—	$—	$—	$18,001	$47	$18,048