Form 10-Q
period 2008-03-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2008-05-09
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes  ☐  No  ☒

Shares of class A common stock outstanding at May 5, 2008 — 9,322,096; shares of class B common stock outstanding at May 5, 2008 — 142,545; LP exchangeable units outstanding at May 5, 2008 — 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2008

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2008

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended
	March 31,
	2008	2007
Net revenue	$565,786	$523,319
Compensation and benefits	394,351	354,932
Operating expenses	83,223	79,996
Insurance expense	20,963	20,301
Selling, general and administrative expenses	14,592	13,305
Depreciation and amortization expense	17,717	16,779
Restructuring charges	—	2,242
Income from operations	34,940	35,764
Interest income from restricted assets	1,755	1,715
Interest expense	(9,916)	(11,234)
Realized gain on investments	672	37
Interest and other income	302	657
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiary	27,753	26,939
Income tax expense	(10,684)	(10,462)
Income before equity in earnings (loss) of unconsolidated subsidiary	17,069	16,477
Equity in earnings (loss) of unconsolidated subsidiary	(50)	154
Net income	17,019	16,631
Other comprehensive income, net of tax:
Unrealized holding gains during the period	1,347	298
Unrealized holding losses on derivative financial instruments	(2,925)	—
Comprehensive income	$15,441	$16,929

Basic earnings per common share	$0.41	$0.40
Diluted earnings per common share	$0.40	$0.39
Weighted average common shares outstanding, basic	41,570,412	41,521,155
Weighted average common shares outstanding, diluted	43,083,642	43,029,039

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,155	$28,914
Insurance collateral	36,678	37,776
Trade and other accounts receivable, net	522,602	495,348
Parts and supplies inventory	20,130	20,010
Prepaids and other current assets	17,647	11,715
Current deferred tax assets	75,686	76,997
Total current assets	688,898	670,760
Non-current assets:
Property, plant and equipment, net	132,682	143,342
Intangible assets, net	80,353	81,717
Non-current deferred tax assets	86,433	94,961
Insurance collateral	147,520	146,638
Goodwill	323,101	313,124
Other long-term assets	27,741	29,021
Total assets	$1,486,728	$1,479,563
Liabilities and Equity
Current liabilities:
Accounts payable	$69,334	$64,855
Accrued liabilities	223,345	237,319
Current portion of long-term debt	4,766	4,717
Total current liabilities	297,445	306,891
Long-term debt	477,136	478,166
Insurance reserves and other long-term liabilities	246,636	245,010
Total liabilities	1,021,217	1,030,067
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,322,096 and 9,320,347 issued and outstanding in 2008 and 2007, respectively)	93	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2008 and 2007)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2008 and 2007)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2008 and 2007)	212,361	212,361
Additional paid-in capital	117,653	117,079
Retained earnings	135,975	118,956
Accumulated other comprehensive income (loss)	(572)	1,006
Total equity	465,511	449,496
Total liabilities and equity	$1,486,728	$1,479,563

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$17,019	$16,631
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,296	17,268
Gain on disposal of property, plant and equipment	(13)	(11)
Equity-based compensation expense	562	400
Equity in loss (earnings) of unconsolidated subsidiary	50	(154)
Dividends received	—	416
Deferred income taxes	10,356	10,637
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(26,308)	(28,151)
Parts and supplies inventory	(20)	(13)
Prepaids and other current assets	(5,932)	(5,959)
Accounts payable and accrued liabilities	(13,389)	(19,934)
Insurance accruals	(3,399)	5,024
Net cash used in operating activities	(2,778)	(3,846)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(2,527)	(8,321)
Proceeds from sale of property, plant and equipment	63	125
Acquisition of businesses, net of cash received	(13,278)	—
Insurance collateral	2,125	(910)
Other investing activities	653	3,021
Net cash used in investing activities	(12,964)	(6,085)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	12	173
Borrowings under revolving credit facility	14,000	—
Repayments of capital lease obligations and other debt	(15,151)	(2,333)
Increase in bank overdrafts	4,122	2,587
Net cash provided by financing activities	2,983	427
Change in cash and cash equivalents	(12,759)	(9,504)
Cash and cash equivalents, beginning of period	28,914	39,336
Cash and cash equivalents, end of period	$16,155	$29,832

Non-cash Activities
Re-financing of equipment under existing capital lease	$—	$8,038

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.                                      General

Basis of Presentatio n of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. EMS LP acquired American Medical Response, Inc. and its subsidiaries (“AMR”) and EmCare Holdings Inc. and its subsidiaries (“EmCare”) from Laidlaw International, Inc. (“Laidlaw”) on February 10, 2005, with an effective transaction date after the close of business on January 31, 2005. On December 21, 2005, the Company effected a reorganization and issued class A common stock in an initial public offering.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the three months ended March 31, 2008 and 2007, the Company expensed $250 in respect of this fee.

Starting in the periods ended June 30, 2007, the Company reclassified income earned on insurance related assets as Interest Income from Restricted Assets in the accompanying consolidated statements of operations and comprehensive income; such income was previously reported as a component of insurance expense.

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

The Company’s most recent actuarial valuation was completed in March 2008. As a result of this actuarial valuation, in the three months ended March 31, 2008 the Company recorded reductions in its provision for insurance liabilities of approximately $2.8 million related to its reserves for losses in prior years.  In the three months ended March 31, 2007, the Company recorded a reduction in its provision for insurance liabilities of approximately $5.2 million as a result of an actuarial valuation completed in March 2007.

The long-term portion of insurance reserves was $141.9 million and $144.7 million as of March 31, 2008 and December 31, 2007, respectively.

Trade and Other Accounts Receivable, net

The Company determines its allowances based on payor reimbursement schedules, historical write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients.  The Company’s accounts receivable allowances are as follows:

	March 31, 2008	December 31, 2007
Gross trade accounts receivable	$1,775,388	$1,698,862
Allowance for contractual discounts	873,928	832,738
Allowance for uncompensated care	448,722	431,920
Net trade accounts receivable	452,738	429,204
Other receivables, net	69,864	66,144
Net accounts receivable	$522,602	$495,348

Other receivables represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.

AMR contractual allowances are primarily determined on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience.  The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates.  The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients.  AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix.  These allowances are reviewed and adjusted monthly through revenue provisions.  In addition, an analysis is done after 15 months to compare actual cash collected on a date of service basis to the revenue recorded for that period.  Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a retroactive revenue adjustment in the current period.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended March 31,
	2008	2007
Gross revenue	100.0%	100.0%
Provision for contractual discounts	45.7%	42.4%
Revenue net of contractual discounts	54.3%	57.6%
Provision for uncompensated care as a percentage of gross revenue	18.7%	19.5%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	34.4%	33.8%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, on determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  Retroactive adjustments recorded in the first quarter, which increased revenue, were 0.7% and 2.8% of consolidated net revenue for the three months ended March 31, 2008 and 2007, respectively.

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

The Company holds 22.8% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

In the EMS LP partnership agreement, the Company has agreed to maintain the economic equivalency of the LP exchangeable units and the class B common stock, and the holders of the LP exchangeable units have no general voting rights. The LP exchangeable units, when considered with the class B special voting stock, have the same rights, privileges and characteristics of the Company’s class B common stock. The LP exchangeable units are intended to be economically equivalent to the class B common stock of the Company in that the LP exchangeable units carry the right to vote (by virtue of the class B special voting stock) with the holders of class B common stock as one class, and entitle holders to receive distributions only if the equivalent dividends are declared on the Company’s class B common stock. Accordingly, the Company accounts for the LP exchangeable units as if the LP exchangeable units were shares of its common stock, including reporting the LP exchangeable units in the equity section of the Company’s balance sheet and including the number of outstanding LP exchangeable units in both its basic and diluted earnings per share calculations.

Recent Accounting Pronouncements

 The Company adopted SFAS No. 157 Fair value measurement (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about investments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories.

Level 1 – Quoted prices are available in active markets for identical investments as of the reporting date.  As required by SFAS 157, the Company does not adjust the quoted price for these investments.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

The following table summarizes the valuation of EMSC’s investments by the above SFAS 157 fair value hierarchy levels as of March 31, 2008:

	Fair value measurements at March 31, 2008 using:
Description	Total	Level 1	Level 2
Assets:
Securities	$97,631	$97,631	$—

Liabilities:
Derivatives	$5,856	$—	$5,856

3.                                      Acquisitions

In March 2008, the Company completed its acquisition of River Medical, Inc. based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona.  This acquisition positions the Company for future expansion in the Arizona market.  The total cost of this acquisition was $13.3 million and the Company has recorded $8.6 million of goodwill, which amount is subject to adjustment based upon completion of the purchase price allocation.

4.                                      Accrued Liabilities

Accrued liabilities were as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Accrued wages and benefits	$78,957	$79,781
Accrued paid time-off	26,205	24,687
Current portion of self-insurance reserves	59,236	59,821
Accrued restructuring	591	600
Current portion of compliance and legal	2,566	2,245
Accrued billing and collection fees	5,389	5,046
Accrued profit sharing	15,389	23,661
Accrued interest	3,888	10,407
Other	31,124	31,071
Total accrued liabilities	$223,345	$237,319

5.                                      Long-Term Debt

Long-term debt consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (4.99% at March 31, 2008)	223,591	224,167
Notes due at various dates from 2008 to 2022 with interest rates from 6% to 10%	2,272	2,292
Capital lease obligations due at various dates from 2008 to 2010 (see note 6)	6,039	6,424
	481,902	482,883
Less current portion	(4,766)	(4,717)
Total long-term debt	$477,136	$478,166

6.                                      Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles under a capital lease and during the first quarter of 2007 extended the terms of this capital lease for an additional three years. Assets under capital lease are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the leased vehicles.

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

EmCare entered into a settlement agreement with respect to June Belt, et. al. v. EmCare, Inc. et. al. brought by a number of nurse practitioners and physician assistants under the Fair Labor Standards Act.  The suit was filed on February 25, 2003 in the Eastern District of Texas.  Pursuant to the settlement agreement, EmCare paid $1.7 million during the first quarter of 2007 in satisfaction of all claims in the lawsuit.

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

7.                                      Restructuring Charges

The Company restructured certain billing functions of AMR and operations in the Los Angeles, California market during the first quarter of 2007 and recorded a restructuring charge of $2.2 million.  This restructuring charge included $0.2 million in lease termination and exit costs and $2.0 million related to termination benefits.

8.                                      Equity Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method. Stock options are valued using the Black-Scholes valuation method on the date of grant.

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $431 and $300 for the three months ended March 31, 2008 and 2007, respectively.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) immediately following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next following annual stockholder meeting.  In connection with this plan, the Company granted 2,705 and 8,000 RSUs per director in 2007 and 2006, respectively, and expensed $100 for the three months ended March 31, 2008 and 2007.

Long-Term Incentive Plan

EMSC’s Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2007 and provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

The Company granted options to key employees during the three months ended March 31, 2008 under the Plan. The options permit employees to purchase 114,250 shares of class A common stock at a weighted average exercise price of $29.70 per share, vest ratably over a period of 4 years and have a maximum term of ten years.

The Company recorded a compensation charge of $31 during the three months ended March 31, 2008 in connection with the Plan.

Stock Purchase Plan/Employee Stock Purchase Plan

The Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company during the three months ended March 31, 2008 pursuant to the Company’s Stock Purchase
Plan and Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs will occur in September 2008 at a 5% discount to the closing price of the Company’s class A common stock on September 15, 2008, and as such no compensation charge has been recorded for the SPPs during the three months ended March 31, 2008.

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

Net income before equity in earnings (loss) of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense, and depreciation and amortization (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

	Quarter ended March 31,
	2008	2007
Healthcare Transportation Services
Revenue	$326,316	$308,108
Segment Adjusted EBITDA	28,398	24,945
Emergency Management Services
Revenue	239,470	215,211
Segment Adjusted EBITDA	26,014	29,313
Total
Total revenue	565,786	523,319
Total Adjusted EBITDA	54,412	54,258
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$54,412	$54,258
Depreciation and amortization expense	(17,717)	(16,779)
Interest expense	(9,916)	(11,234)
Realized gain on investments	672	37
Interest and other income	302	657
Income tax expense	(10,684)	(10,462)
Equity in earnings (loss) of unconsolidated subsidiary	(50)	154
Net income	$17,019	$16,631

A reconciliation of Adjusted EBITDA to cash flows used in operating activities is as follows:

	Quarter ended March 31,
	2008	2007
Adjusted EBITDA	$54,412	$54,258
Interest paid	(9,337)	(10,745)
Change in accounts receivable	(26,308)	(28,151)
Change in other operating assets/liabilities	(22,740)	(20,882)
Equity based compensation	562	400
Other	633	1,274
Cash flows used in operating activities	$(2,778)	$(3,846)

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

Consolidating Statement of Operations

For the quarter ended March 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non–Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$565,786	$10,757	$(10,757)	$565,786
Compensation and benefits	—	—	—	—	394,351	—	—	394,351
Operating expenses	—	—	—	—	83,223	—	—	83,223
Insurance expense	—	—	—	—	19,218	12,502	(10,757)	20,963
Selling, general and administrative expenses	—	—	—	—	14,592	—	—	14,592
Depreciation and amortization expense	—	—	—	—	17,717	—	—	17,717
Restructuring charge	—	—	—	—	—	—	—	—
Income from operations	—	—	—	—	36,685	(1,745)	—	34,940
Interest income from restricted assets	—	—	—	—	682	1,073	—	1,755
Interest expense	—	—	—	—	(9,916)	—	—	(9,916)
Realized gain on investments	—	—	—	—	—	672	—	672
Interest and other income	—	—	—	—	302	—	—	302
Income before income taxes	—	—	—	—	27,753	—	—	27,753
Income tax expense	—	—	—	—	(10,684)	—	—	(10,684)
Income before equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	17,069	—	—	17,069
Equity in earnings (loss) of unconsolidated subsidiaries	17,019	17,019	5,061	11,958	(50)	—	(51,057)	(50)
Net income	$17,019	$17,019	$5,061	$11,958	$17,019	$—	$(51,057)	$17,019

Consolidating Statement of Operations

For the quarter ended March 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$523,319	$8,640	$(8,640)	$523,319
Compensation and benefits	—	—	—	—	354,932	—	—	354,932
Operating expenses	—	—	—	—	79,996	—	—	79,996
Insurance expense	—	—	—	—	19,269	9,672	(8,640)	20,301
Selling, general and administrative expenses	—	—	—	—	13,305	—	—	13,305
Depreciation and amortization expense	—	—	—	—	16,779	—	—	16,779
Restructuring charge	—	—	—	—	2,242	—	—	2,242
Income from operations	—	—	—	—	36,796	(1,032)	—	35,764
Interest income from restricted assets	—	—	—	—	720	995	—	1,715
Interest expense	—	—	—	—	(11,234)	—	—	(11,234)
Realized gain on investments	—	—	—	—	—	37	—	37
Interest and other income	—	—	—	—	657	—	—	657
Income before income taxes	—	—	—	—	26,939	—	—	26,939
Income tax expense	—	—	—	—	(10,462)	—	—	(10,462)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	16,477	—	—	16,477
Equity in earnings of unconsolidated subsidiaries	16,631	16,631	2,826	13,805	154	—	(49,893)	154
Net income	$16,631	$16,631	$2,826	$13,805	$16,631	$—	$(49,893)	$16,631

Consolidating Balance Sheet

As of March 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non–Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$15,328	$827	$—	$16,155
Insurance collateral	—	—	—	—	23,388	46,123	(32,833)	36,678
Trade and other accounts receivable, net	—	—	—	—	521,491	1,111	—	522,602
Parts and supplies inventory	—	—	—	—	20,130	—	—	20,130
Other current assets	—	—	—	—	14,955	2,692	—	17,647
Current deferred tax assets	—	—	—	—	72,523	3,163	—	75,686
Current assets	—	—	—	—	667,815	53,916	(32,833)	688,898
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	132,682	—	—	132,682
Intercompany receivable	4,347	113,400	278,172	189,546	—	—	(585,465)	—
Intangible assets, net	—	—	—	—	80,353	—	—	80,353
Non-current deferred tax assets	—	—	—	—	85,564	869	—	86,433
Insurance collateral	—	—	—	—	46,806	103,558	(2,844)	147,520
Goodwill	—	—	—	—	322,643	458	—	323,101
Other long-term assets	—	—	6,759	3,016	17,966	—	—	27,741
Investment and advances in subsidiaries	461,164	347,764	216,161	131,590	20,179	—	(1,176,857)	—
Assets	$465,511	$461,164	$501,092	$324,152	$1,374,008	$158,801	$(1,797,999)	$1,486,728
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$69,236	$98	$—	$69,334
Accrued liabilities	—	—	2,153	1,735	189,111	32,847	(2,501)	223,345
Current portion of long-term debt	—	—	1,656	744	2,366	—	—	4,766
Current liabilities	—	—	3,809	2,479	260,713	32,945	(2,501)	297,445
Long-term debt	—	—	281,122	190,069	5,945	—	—	477,136
Other long-term liabilities	—	—	—	—	174,135	105,677	(33,176)	246,636
Intercompany	—	—	—	—	585,465	—	(585,465)	—
Liabilities	—	—	284,931	192,548	1,026,258	138,622	(621,142)	1,021,217
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	117,653	—	—	—	—	6,690	(6,690)	117,653
Retained earnings	135,975	135,975	28,845	107,130	135,961	8,563	(416,474)	135,975
Comprehensive income (loss)	(572)	(572)	(2,079)	1,507	(572)	4,896	(3,180)	(572)
Equity	465,511	461,164	216,161	131,604	347,750	20,179	(1,176,857)	465,511
Liabilities and Equity	$465,511	$461,164	$501,092	$324,152	$1,374,008	$158,801	$(1,797,999)	$1,486,728

Consolidating Balance Sheet

As of December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non–Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$24,987	$3,927	$—	$28,914
Insurance collateral	—	—	—	—	24,498	13,278	—	37,776
Trade and other accounts receivable, net	—	—	—	—	494,376	972	—	495,348
Parts and supplies inventory	—	—	—	—	20,010	—	—	20,010
Other current assets	—	—	—	—	11,709	6	—	11,715
Current deferred tax assets	—	—	—	—	73,834	3,163	—	76,997

Current assets	—	—	—	—	649,414	21,346	—	670,760

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	143,342	—	—	143,342
Intercompany receivable	3,773	113,400	281,598	192,635	—	—	(591,406)	—
Intangible assets, net	—	—	—	—	81,717	—	—	81,717
Non-current deferred tax assets	—	—	—	—	94,092	869	—	94,961
Insurance collateral	—	—	—	—	49,200	102,280	(4,842)	146,638
Goodwill	—	—	—	—	312,666	458	—	313,124
Other long-term assets	—	—	7,124	3,231	18,666	—	—	29,021
Investment and advances in subsidiaries	445,723	332,323	212,555	119,754	3,458	—	(1,113,813)	—

Assets	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,746	$109	$—	$64,855
Accrued liabilities	—	—	5,547	4,860	196,565	30,347	—	237,319
Current portion of long-term debt	—	—	1,656	744	2,317	—	—	4,717

Current liabilities	—	—	7,203	5,604	263,628	30,456	—	306,891
Long-term debt	—	—	281,519	190,248	6,399	—	—	478,166
Other long-term liabilities	—	—	—	—	158,813	91,039	(4,842)	245,010
Intercompany	—	—	—	—	591,406	—	(591,406)	—

Liabilities	—	—	288,722	195,852	1,020,246	121,495	(596,248)	1,030,067

Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	117,079	—	—	—	—	6,690	(6,690)	117,079
Retained earnings	118,956	118,956	23,783	95,173	118,942	(5,500)	(351,354)	118,956
Comprehensive income (loss)	1,006	1,006	(622)	1,628	1,006	2,238	(5,256)	1,006

Equity	449,496	445,723	212,555	119,768	332,309	3,458	(1,113,813)	449,496

Liabilities and Equity	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non–guarantors	Total
Cash Flows from Operating Activities
Net cash used in operating activities	$—	$—	$—	$—	$(1,053)	$(1,725)	$(2,778)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(2,527)	—	(2,527)
Proceeds from sale of property, plant and equipment	—	—	—	—	63	—	63
Acquisition of businesses, net of cash received	—	—	—	—	(13,278)	—	(13,278)
Insurance collateral	—	—	—	—	3,500	(1,375)	2,125
Net change in deposits and other assets	—	—	—	—	653	—	653
Net cash used in investing activities	—	—	—	—	(11,589)	(1,375)	(12,964)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	12	—	—	—	—	—	12
Repayments of capital lease obligations and other debt	—	—	—	—	(15,151)	—	(15,151)
Increase in bank overdrafts	—	—	—	—	4,122	—	4,122
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(12)	—	—	—	12	—	—
Net cash provided by financing activities	—	—	—	—	2,983	—	2,983
Decrease in cash and cash equivalents	—	—	—	—	(9,659)	(3,100)	(12,759)
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914
Cash and cash equivalents, end of period	$—	$—	$—	$—	$15,328	$827	$16,155

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non–guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$(6,049)	$2,203	$(3,846)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(8,321)	—	(8,321)
Proceeds from sale of property, plant and equipment	—	—	—	—	125	—	125
Insurance collateral	—	—	—	—	702	(1,612)	(910)
Net change in deposits and other assets	—	—	—	—	3,021	—	3,021
Net cash used in investing activities	—	—	—	—	(4,473)	(1,612)	(6,085)
Cash Flows from Financing Activities
Issuance of EMSC equity	173	—	—	—	—	—	173
Repayments of capital lease obligations and other debt	—	—	—	—	(2,333)	—	(2,333)
Net intercompany borrowings (payments)	(173)	—	—	—	173	—	—
Increase in bank overdrafts	—	—	—	—	2,587	—	2,587
Net cash provided by financing activities	—	—	—	—	427	—	427
Increase (decrease) in cash and cash equivalents	—	—	—	—	(10,095)	591	(9,504)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336
Cash and cash equivalents, end of period	$—	$—	$—	$—	$29,234	$598	$29,832

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

All references to “we”, “our”, “us” or “EMSC” refer to Emergency Medical Services Corporation and its subsidiaries, including Emergency Medical Services L.P., or EMS LP. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc., or AMR, and EmCare Holdings Inc., or EmCare.

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2008.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is the leading provider of ambulance transport services in the United States. EmCare is the leading provider of outsourced emergency department staffing and management services in the United States.

American Medical Response

Over its more than 50 years of operating history, AMR has developed the largest network of ambulance transport services in the United States based on net revenue and number of transports. For the three months ended March 31, 2008, approximately 57% of AMR’s net revenue was generated from emergency 9-1-1 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 30% of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

Over its more than 30 years of operating history, we believe that EmCare has become the largest provider of outsourced emergency department staffing and related management services to healthcare facilities based on number of contracts with hospitals and affiliated physician groups.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the quarters ended March 31, 2008 and 2007. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Net		Percentage of Total
	Revenue		Volume
	Q1 2008	Q1 2007	Q1 2008	Q1 2007
Medicare	24.9%	24.4%	26.8%	26.7%
Medicaid	4.6%	4.7%	10.6%	10.7%
Commercial insurance and managed care	49.5%	49.7%	41.7%	41.2%
Self-pay	4.5%	4.4%	20.9%	21.4%
Subsidies & fees	16.5%	16.8%	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 90% of AMR’s net revenue for the three months ended March 31, 2008 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and in certain analyses weighted) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2008, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 78% was generated from billings to third party payors and patients for patient visits and approximately 22% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

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

Recent Developments

 The Company adopted SFAS No. 157 Fair value measurement (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about investments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Retroactive adjustments recorded in the first three months of the year, which increased revenue, were 0.7% of consolidated net revenue for the three months ended March 31, 2008 compared to 2.8% of consolidated net revenue for the three months ended March 31, 2007.

Results of Operations

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings (loss) of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a measure of leverage capacity, debt service ability and liquidity. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows used in operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended March 31, 2008		Quarter ended March 31, 2007
		% of net revenue		% of net revenue
Net revenue	$565,786	100.0%	$523,319	100.0%
Compensation and benefits	394,351	69.7	354,932	67.8
Operating expenses	83,223	14.7	79,996	15.3
Insurance expense	20,963	3.7	20,301	3.9
Selling, general and administrative expenses	14,592	2.6	13,305	2.5
Restructuring charges	—	—	2,242	0.4
Interest income from restricted assets	(1,755)	(0.3)	(1,715)	(0.3)
Adjusted EBITDA	54,412	9.6	54,258	10.4
Depreciation and amortization expenses	(17,717)	(3.1)	(16,779)	(3.2)
Interest expense	(9,916)	(1.8)	(11,234)	(2.1)
Realized gain on investments	672	0.1	37	0.0
Interest and other income	302	0.1	657	0.1
Income tax expense	(10,684)	(1.9)	(10,462)	(2.0)
Equity in earnings (loss) of unconsolidated subsidiary	(50)	0.0	154	0.0
Net income	$17,019	3.0%	$16,631	3.2%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Used in Operating Activities

(dollars in thousands)

	Quarter ended March 31,
	2008	2007
Adjusted EBITDA	$54,412	$54,258
Interest paid	(9,337)	(10,745)
Change in accounts receivable	(26,308)	(28,151)
Change in other operating assets/liabilities	(22,740)	(20,882)
Equity based compensation	562	400
Other	633	1,274
Cash flows used in operating activities	$(2,778)	$(3,846)

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended March 31, 2008		Quarter ended March 31, 2007
		% of net revenue		% of net revenue
Net revenue	$326,316	100.0%	$308,108	100.0%
Compensation and benefits	203,979	62.5	192,401	62.4
Operating expenses	74,091	22.7	69,652	22.6
Insurance expense	11,188	3.4	10,342	3.4
Selling, general and administrative expenses	9,342	2.9	9,247	3.0
Restructuring charges	—	—	2,242	0.7
Interest income from restricted assets	(682)	(0.2)	(721)	(0.2)
Adjusted EBITDA	28,398	8.7	24,945	8.1
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	28,398	8.7	24,945	8.1
Depreciation and amortization expenses	(14,386)	(4.4)	(13,750)	(4.5)
Interest income from restricted assets	(682)	(0.2)	(721)	(0.2)
Income from operations	$13,330	4.1%	$10,474	3.4%

EmCare

	Quarter ended March 31, 2008		Quarter ended March 31, 2007
		% of net revenue		% of net revenue
Net revenue	$239,470	100.0%	$215,211	100.0%
Compensation and benefits	190,372	79.5	162,531	75.5
Operating expenses	9,132	3.8	10,344	4.8
Insurance expense	9,775	4.1	9,959	4.6
Selling, general and administrative expenses	5,250	2.2	4,058	1.9
Interest income from restricted assets	(1,073)	(0.4)	(994)	(0.5)
Adjusted EBITDA	26,014	10.9	29,313	13.6
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	26,014	10.9	29,313	13.6
Depreciation and amortization expenses	(3,331)	(1.4)	(3,029)	(1.4)
Interest income from restricted assets	(1,073)	(0.4)	(994)	(0.5)
Income from operations	$21,610	9.0%	$25,290	11.8%

Quarter ended March 31, 2008 compared to the quarter ended March 31, 2007

Consolidated

Our results for the three months ended March 31, 2008 reflect an increase in net revenue of $42.5 million and an increase in net income of $0.4 million compared to the three months ended March 31, 2007.  The increase in net income is attributable primarily to a decrease in interest expense of $1.3 million partially offset by increases in depreciation and amortization expense.  Basic and diluted earnings per share were $0.41 and $0.40, respectively, for the three months ended March 31, 2008.  Basic and diluted earnings per share were $0.40 and $0.39, respectively, for the same period in 2007.

Net revenue. For the three months ended March 31, 2008, we generated net revenue of $565.8 million compared to net revenue of $523.3 million for the three months ended March 31, 2007, representing an increase of 8.1%.  The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $54.4 million, or 9.6% of net revenue, for the three months ended March 31, 2008 compared to $54.3 million, or 10.4% of net revenue (9.0% excluding the net impact of increased prior year revenue adjustments at EmCare), for the three months ended March 31, 2007.

Depreciation and amortization expense. Depreciation and amortization expense for the three months ended March 31, 2008 was $17.7 million, or 3.1% of net revenue, compared to $16.8 million, or 3.2% of net revenue, for the three months ended March 31, 2007.

Interest income from restricted assets. Interest income from restricted assets for the three months ended March 31, 2008 was $1.8 million compared to $1.7 million for the same period in 2007.

Interest expense. Interest expense for the three months ended March 31, 2008 was $9.9 million compared to $11.2 million for the three months ended March 31, 2007.  The decrease is attributable primarily to the effectiveness of our interest rate swap agreement we entered into, which became effective in the fourth quarter of 2007.  The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 4.3%.

Income tax expense. Income tax expense increased by $0.2 million for the three months ended March 31, 2008 compared to the same period in 2007.  Our effective tax rate for the three months ended March 31, 2008 was 38.5%, and 38.8% for the same period in 2007.

AMR

Net revenue. Net revenue for the three months ended March 31, 2008 was $326.3 million, an increase of $18.2 million, or 5.9%, from $308.1 million for the same period in 2007. The increase in net revenue was due primarily to an increase in net revenue per transport of 2.9%, or $9.1 million, and an increase of 3.0%, or $9.1 million, in weighted transport volume.  The increase in net revenue per transport is attributable primarily to rate increases in several markets.  Weighted transports increased 21,800 from the same quarter last year.  The change was due to an increase in weighted transports of 41,700 from acquisitions and an increase in transport volume in existing markets of 1.0% partially offset by a decrease in weighted transports of 26,800 from the restructuring of certain of our operations and the exit of other markets.

Compensation and benefits. Compensation and benefit costs for the three months ended March 31, 2008 were $204.0 million, or 62.5% of net revenue, compared to $192.4 million, or 62.4% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 3.1%, or $3.4 million primarily attributable to annual wage rate increases.   Ambulance unit hours increased period over period by 1.4%, or $1.5 million.  The increase is due to our recent acquisitions and increased transport volume in existing markets partially offset by the restructuring of certain of our operations and exit of other markets in 2007.  Non-crew wages increased $4.1 million primarily due to additional compensation expenses from acquisitions of $2.4 million and annual salary increases of 3.4%.  Benefit costs increased by $3.1 million for the three months ended March 31, 2008 compared to the same period in 2007.  The change is attributable to higher compensation expense and increased health insurance costs.

Operating expenses. Operating expenses for the three months ended March 31, 2008 were $74.1 million, or 22.7% of net revenue, compared to $69.7 million, or 22.6% of net revenue, for the three months ended March 31, 2007. Operating expenses per weighted transport increased 3.3% in the three months ended March 31, 2008 compared to the same period in 2007.  The change is primarily due to higher aircraft and medical expenses related to volume increases and increased fuel costs of $2.3 million.

Insurance expense. Insurance expense for the three months ended March 31, 2008 was $11.2 million, or 3.4% of net revenue, compared to $10.3 million, or 3.4% of net revenue, for the same period in 2007.  We recorded a reduction of prior year insurance provisions of $1.9 million during the three months ended March 31, 2008 and $3.2 million during the three months ended March 31, 2007.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2008 was $9.3 million, or 2.9% of net revenue, compared to $9.2 million, or 3.0% of net revenue, for the three months ended March 31, 2007.

Restructuring charges. Restructuring charges of $2.2 million were recorded during the three months ended March 31, 2007, related to the closure of one of our billing offices and the restructuring of our operations in Los Angeles and Orange Counties in California.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2008 was $14.4 million, or 4.4% of net revenue, compared to $13.8 million, or 4.5% of net revenue, for the same period in 2007.  The increase is attributable primarily to amortization expense on additional contract intangible assets recorded on acquisitions since March 31, 2007.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2008 was $239.5 million, an increase of $24.3 million, or 11.3% (16.1% excluding revenue adjustments described below), from $215.2 million for the three months ended March 31, 2007. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2006, we added 23 net new contracts which accounted for a net revenue increase of $13.6 million for the three months ended March 31, 2008.  Of the 23 net new contracts added since December 31, 2006, 17 were added in 2007 resulting in an incremental increase in 2008 net revenue of

$9.8 million.  During the three months ended March 31, 2008, EmCare added 21 new contracts and terminated 15 contracts resulting in an increase in net revenue of $3.8 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $10.6 million, or 5.6%, for the three months ended March 31, 2008.  The change is due to a 0.8% (4.9% excluding increased revenue adjustments discussed below) increase in revenue per patient visit as a result of rate increases from our third-party payors.  Current period same store patient visits increased 4.9% over same store patient visits in the prior period.  Retroactive adjustments, which increased revenue for the three months ended March 31, 2008 and 2007, were approximately 2% and 6% of EmCare’s net revenue, respectively.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2008 were $190.4 million, or 79.5% of net revenue, compared to $162.5 million, or 75.5% of net revenue (78.3% excluding the net impact of increased prior year revenue adjustments), for the same period in 2007. Provider compensation and benefits costs increased $13.9 million from net new contract additions. Same store provider compensation and benefits costs were $12.2 million over prior period due to a 5.6% increase in provider compensation per patient visit attributable primarily to higher net revenue and patient visits.

Operating expenses. Operating expenses for the three months ended March 31, 2008 were $9.1 million, or 3.8% of net revenue, compared to $10.3 million, or 4.8% of net revenue, for the same period in 2007.  Operating expenses decreased primarily due to the reduction in off-hours radiology coverage, reduced state franchise taxes and bank fees of approximately $0.7 million, which under the EMSC support department structure are now included in selling, general and administrative expenses.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2008 was $9.8 million, or 4.1% of net revenue, compared to $10.0 million, or 4.6% of net revenue, for the three months ended March 31, 2007.  The decrease is due to a reduction of prior year insurance provisions of $0.9 million during the three months ended March 31, 2008.  A reduction of prior year insurance provisions of $2.0 million was recorded during the three months ended March 31, 2007.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2008 was $5.3 million, or 2.2% of net revenue, compared to $4.1 million, or 1.9% of net revenue, for the three months ended March 31, 2007.  The increase is due primarily to an increase in regional travel expense associated with the increase in contracts during the period, increased recruiting and relocation costs and bank fees of approximately $0.7 million, which under the EMSC support department structure are now included in selling, general and administrative expenses.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2008 was $3.3 million, or 1.4% of net revenue, compared to $3.0 million, or 1.4% of net revenue, for the three months ended March 31, 2007.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein. As of March 31, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, net cash from our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $29.6 million at March 31, 2008. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Quarter ended March 31, 2008	Quarter ended March 31, 2007
Net cash provided by (used in):
Operating activities	$(2,778)	$(3,846)
Investing activities	(12,964)	(6,085)
Financing activities	2,983	427

Operating activities. Net cash used in operating activities was $2.8 million for the three months ended March 31, 2008 compared to $3.8 million for the same period last year.  Increases in accounts receivable decreased operating cash flows by $26.3 million for the three months ended March 31, 2008 compared to $28.2 million for the same period in 2007.  The increase in accounts receivable during 2008 is attributable primarily to revenue growth.

We regularly analyze days sales outstanding, or DSO, which is calculated by taking our net revenue for the period divided by the number of days in the period.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The following table outlines our DSO by segment and in total:

	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007	Q4 2006
AMR	87	89	89	90	82	81
EmCare	79	79	81	78	69	70
EMSC	84	85	86	85	77	77

While receivables increased, EMSC’s DSO decreased one day in the first quarter 2008, driven by a two day decrease at AMR. The AMR decrease was from the collection of receivables delayed as a result of the billing system conversion in several markets during 2007. AMR DSO increased 8 days in 2007, of which 6 days was related to this conversion.  We expect to collect the remaining net receivables related to the system conversion by the end of 2008.

Although EmCare receivables continue to be impacted by industry-wide delays in obtaining provider enrollment numbers for Medicare and Medicaid billings, we have seen improvement in the amount of time required to obtain provider numbers. This resulted in significant decreases in enrollment-delayed amounts over 90 days, although the total amount has only decreased by 6% due to the increase in recent contract starts. The Company expects to collect these Medicare and Medicaid receivables, which currently represent approximately 7 days of EmCare's DSO.

Investing activities.  Net cash used in investing activities was $13.0 million for the three months ended March 31, 2008 compared to $6.1 million for the same period in 2007.   The increase relates primarily to cash used for the acquisition of business of $13.3 million during the three months ended March 31, 2008.  There were no acquisitions during the same period in 2007.  Net capital expenditure spending was $2.5 million during the three months ended March 31, 2008 compared to $8.2 million for the same period last year and was primarily due to timing differences.

Financing activities. For the three months ended March 31, 2008, net cash provided by financing activities was $3.0 million compared to $0.4 million for the three months ended March 31, 2007.  Net cash from financing activities for the three months ended March 31, 2008 includes an increase in bank overdrafts of $4.1 million offset by net debt repayments of $1.2 million.  At March 31, 2008 there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate our exposure to fluctuations in fuel prices.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments.  Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  At March 31, 2008, we were party to one interest rate swap agreement.  The swap agreement is with major financial institutions and amounts to $200 million of our variable rate debt.  This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 4.3%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 3% at March 31, 2008) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate.  The swap agreement expires in December 2009.

As of March 31, 2008, we had $475.9 million of debt excluding capital leases, of which $23.6 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates will not materially affect our interest costs.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or furnishes under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this Report on Form 10-Q, our principal executive officer and our principal financial officer have concluded that, as of the date of their evaluation, our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15d -15(e) promulgated under the

Exchange Act) are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2008

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 6, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on February 27, 2008.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 6. EXHIBITS

10.2.1	First Amendment to Employment Agreement, dated as of January 4, 2008, between Don S. Harvey and Emergency Medical Services Corporation.*

10.18

Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 2008).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

May 9, 2008	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

May 9, 2008	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

10.2.1	First Amendment to Employment Agreement, dated as of January 4, 2008, between Don S. Harvey and Emergency Medical Services Corporation.*

10.18

Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on January 30, 2008).

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