Form 10-Q
period 2008-09-30
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2008-11-05
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange act).  Yes  ☐  No  ☒

Shares of class A common stock outstanding at October 31, 2008 – 9,531,486; shares of class B common stock outstanding at October 31, 2008 – 142,545; LP exchangeable units outstanding at October 31, 2008 – 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenue	$679,328	$529,752	$1,816,193	$1,569,783
Compensation and benefits	426,755	366,835	1,221,607	1,079,076
Operating expenses	135,087	82,473	302,014	238,731
Insurance expense	25,109	13,465	63,640	51,242
Selling, general and administrative expenses	20,509	15,876	50,621	44,082
Depreciation and amortization expense	16,993	17,809	52,156	52,165
Restructuring charges	—	—	—	2,242
Income from operations	54,875	33,294	126,155	102,245
Interest income from restricted assets	1,623	1,919	5,113	5,294
Interest expense	(11,117)	(12,652)	(31,387)	(35,281)
Realized gain on investments	768	9	3,011	68
Interest and other income	508	602	1,097	1,791
Income before income taxes and equity in earnings of unconsolidated subsidiary	46,657	23,172	103,989	74,117
Income tax expense	(18,138)	(8,672)	(40,170)	(28,146)
Income before equity in earnings of unconsolidated subsidiary	28,519	14,500	63,819	45,971
Equity in earnings of unconsolidated subsidiary	98	170	152	425
Net income	28,617	14,670	63,971	46,396
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(869)	1,439	(2,629)	1,014
Unrealized gains (losses) on derivative financial instruments	205	—	(555)	—
Comprehensive income	$27,953	$16,109	$60,787	$47,410

Basic earnings per common share	$0.69	$0.35	$1.54	$1.12
Diluted earnings per common share	$0.66	$0.34	$1.49	$1.08
Weighted average common shares outstanding, basic	41,637,765	41,567,657	41,594,270	41,544,741
Weighted average common shares outstanding, diluted	43,062,364	43,190,779	43,058,904	43,143,997

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,682	$28,914
Insurance collateral	50,693	37,776
Trade and other accounts receivable, net	552,795	495,348
Parts and supplies inventory	20,177	20,010
Prepaids and other current assets	19,225	11,715
Current deferred tax assets	78,072	76,997
Total current assets	856,644	670,760
Non-current assets:
Property, plant and equipment, net	126,732	143,342
Intangible assets, net	75,274	81,717
Non-current deferred tax assets	59,165	94,961
Insurance collateral	115,109	146,638
Goodwill	336,886	313,124
Other long-term assets	23,369	29,021
Total assets	$1,593,179	$1,479,563
Liabilities and Equity
Current liabilities:
Accounts payable	$65,059	$64,855
Accrued liabilities	290,147	237,319
Current portion of long-term debt	4,844	4,717
Total current liabilities	360,050	306,891
Long-term debt	474,885	478,166
Insurance reserves and other long-term liabilities	242,547	245,010
Total liabilities	1,077,482	1,030,067
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,531,486 and 9,320,347 issued and outstanding in 2008 and 2007, respectively)	95	93
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2008 and 2007)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2008 and 2007)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2008 and 2007)	212,361	212,361
Additional paid-in capital	122,491	117,079
Retained earnings	182,927	118,956
Accumulated other comprehensive (loss) income	(2,178)	1,006
Total equity	515,697	449,496
Total liabilities and equity	$1,593,179	$1,479,563

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Nine months ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$63,971	$46,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,734	53,712
Gain on disposal of property, plant and equipment	(144)	(166)
Equity-based compensation expense	1,841	1,293
Equity in earnings of unconsolidated subsidiary	(152)	(425)
Dividends received	—	416
Deferred income taxes	36,449	25,438
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(54,499)	(71,007)
Parts and supplies inventory	(67)	(428)
Prepaids and other current assets	(7,401)	(3,623)
Accounts payable and accrued liabilities	42,027	5,325
Insurance accruals	(5,333)	15
Net cash provided by operating activities	130,426	56,946
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(21,754)	(31,570)
Proceeds from sale of property, plant and equipment	347	300
Acquisition of businesses, net of cash received	(28,325)	(75,648)
Net change in insurance collateral	15,983	(7,300)
Other investing activities	3,392	3,076
Net cash used in investing activities	(30,357)	(111,142)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	1,920	382
Borrowings under revolving credit facility	14,000	70,300
Repayments of capital lease obligations and other debt	(18,006)	(35,815)
Increase in bank overdrafts	8,785	2,387
Net cash provided by financing activities	6,699	37,254
Change in cash and cash equivalents	106,768	(16,942)
Cash and cash equivalents, beginning of period	28,914	39,336
Cash and cash equivalents, end of period	$135,682	$22,394

Non-cash Activities
Capital lease obligations incurred	$682	$8,038

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.              General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and nine months ended September 30, 2008 and 2007, the Company expensed $250 and $750, respectively, in respect of this fee.

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

The Company’s most recent actuarial valuation was completed in September 2008. As a result of this actuarial valuation, in the three months ended September 30, 2008 the Company recorded an increase in its provision for insurance liabilities of approximately $2.1 million related to its reserves for losses in prior years.  In the nine months ended September 30, 2008 the Company recorded a reduction of approximately $4.0 million related to its reserves for losses in prior years.  In the three and nine months ended September 30, 2007, the Company recorded a reduction in its provision for insurance liabilities of approximately $7.9 million and $21.7 million, respectively, as a result of an actuarial valuation completed in September 2007.

The long-term portion of insurance reserves was $139.4 million and $144.7 million as of September 30, 2008 and December 31, 2007, respectively.

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

	September 30, 2008	December 31, 2007
Gross trade accounts receivable	$1,816,724	$1,693,862
Allowance for contractual discounts	939,954	832,738
Allowance for uncompensated care	460,084	431,920
Net trade accounts receivable	416,686	429,204
Other receivables, net	136,109	66,144
Net accounts receivable	$552,795	$495,348

Other receivables represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.  Other receivables at September 30, 2008 also included $62.5 million related to AMR’s hurricane deployment for Hurricane’s Gustav and Ike pursuant to AMR’s national contract with the Federal Emergency Management Agency (“FEMA”).

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

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix.  These allowances are reviewed and adjusted monthly through revenue provisions.  In addition, a look-back analysis is done, typically after 15 months, to compare actual cash collected on a date of service basis to the revenue recorded for that period.  Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a retroactive revenue adjustment in the current period.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	43.4%	43.8%	45.0%	42.8%
Revenue net of contractual discounts	56.6%	56.2%	55.0%	57.2%
Provision for uncompensated care as a percentage of gross revenue	19.7%	19.4%	19.2%	19.6%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	34.8%	34.5%	35.0%	34.3%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  Retroactive adjustments in the three months ended September 30, 2008, which increased revenue, were 0.4% of consolidated net revenue compared to 1.3% of consolidated net revenue for the three months ended September 30, 2007.  Retroactive adjustments recorded in the nine month period ended September 30, 2008, which increased revenue, were 0.4% of consolidated net revenue compared to 1.8% of consolidated net revenue for the nine months ended September 30, 2007.

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

The Company holds 23.2% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Recent Accounting Pronouncements

 The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurement (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about investments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

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

The following table summarizes the valuation of EMSC’s investments by the above SFAS 157 fair value hierarchy levels as of September 30, 2008:

	Fair value measurements at September 30, 2008 using:
Description	Total	Level 1	Level 2
Assets:
Securities	$92,306	$87,031	$5,275
Liabilities:
Derivatives	$3,014	$—	$3,014

3.              Acquisitions

In March 2008, the Company completed its acquisition of River Medical, Inc. based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona. The Company believes that this acquisition positions the Company for future expansion in the Arizona market. In April 2008, the Company completed its acquisition of Aldan Emergency Physicians, P.A. which provides emergency department staffing and management services at facilities located in Brooksville, Florida and Hudson, Florida. In August 2008, the Company completed its acquisition of the management services entity of Clinical Partners, P.A., a provider of anesthesiology services, as well as an associated billing company based in Longview, Texas. The total cost of these acquisitions was $28.3 million and the Company has recorded $21.1 million of goodwill, which amount is subject to adjustment based upon completion of purchase price allocations.

4.              Accrued Liabilities

Accrued liabilities were as follows at September 30, 2008 and December 31, 2007. Included in the “Other” category at September 30, 2008 were accrued liabilities of $52.7 million for AMR’s hurricane deployment associated with AMR’s national contract with FEMA.

	September 30, 2008	December 31, 2007
Accrued wages and benefits	$88,265	$79,781
Accrued paid time-off	26,815	24,687
Current portion of self-insurance reserves	59,858	59,821
Accrued restructuring	440	600
Current portion of compliance and legal	2,720	2,245
Accrued billing and collection fees	4,071	5,046
Accrued profit sharing	22,351	23,661
Accrued interest	3,805	10,407
Other	81,822	31,071
Total accrued liabilities	$290,147	$237,319

5.              Long-Term Debt

Long-term debt consisted of the following at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (6.82% at September 30, 2008)	222,438	224,167
Notes due at various dates from 2008 to 2022 with interest rates from 6% to 10%	1,709	2,292
Capital lease obligations due at various dates from 2008 to 2018 (see note 6)	5,582	6,424
	479,729	482,883
Less current portion	(4,844)	(4,717)
Total long-term debt	$474,885	$478,166

6.              Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles and certain leasehold improvements under capital leases. During the first quarter of 2007 the Company extended the term on the vehicles lease for an additional three years. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

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

On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company’s Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claims that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements.   On December 10, 2006, AMR paid the $1.8 million in alleged overpayments.  However, the Company disagreed with the OIG’s finding, filed an administrative appeal and on May 15, 2008, received $1.2 million back from Medicare as a result of the successful appeal. The outcome of this appeal did not have an impact on the results of operations of the Company.

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

8.              Equity Based Compensation

The Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method.  The stock options are valued using the Black-Scholes valuation method on the date of grant.

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $431 and $300 for the three months ended September 30, 2008 and 2007, respectively, and $1,293 and $900 for the nine months ended September 30, 2008 and 2007, respectively.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee. Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock. Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date. The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next following annual stockholder meeting. In connection with this plan, the Company granted 4,145 and 2,705 RSUs per director in 2008 and 2007, respectively, and expensed $100 for each of the three month periods ended September 30, 2008 and 2007 and $300 for each of the nine month periods ended September 30, 2008 and 2007.

Long-Term Incentive Plan

The Company’s original Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2008. The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

The Company granted options to key employees during the nine months ended September 30, 2008 under the Plan. The options permit employees to purchase a total of 214,750 shares of class A common stock at a weighted average exercise price of $30.28 per share, vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years.

The Company recorded a compensation charge of $186 and $93 during the three months ended September 30, 2008 and 2007, respectively, and $248 and $93 for the nine months ended September 30, 2008 and 2007, respectively, in connection with the Plan.

Stock Purchase Plan/Employee Stock Purchase Plan

During the first quarter of 2008, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company’s Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs occured in September 2008 at a 5% discount to the closing price of the Company’s class A common stock on September 15, 2008, and as such no compensation charge is required to be recorded for the SPPs during the nine months ended September 30, 2008. Employee contributions to the SPPs totaling $644 were used to purchase a total of 20,627 shares of class A common stock.

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

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense and depreciation and amortization (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

	Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Healthcare Transportation Services
Revenue	$425,335	$310,929	$1,075,323	$914,341
Segment Adjusted EBITDA	47,184	26,007	101,558	74,316
Emergency Management Services
Revenue	253,993	218,823	740,870	655,442
Segment Adjusted EBITDA	26,307	27,015	81,866	85,388
Total
Total revenue	679,328	529,752	1,816,193	1,569,783
Total Adjusted EBITDA	73,491	53,022	183,424	159,704
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$73,491	$53,022	$183,424	$159,704
Depreciation and amortization expense	(16,993)	(17,809)	(52,156)	(52,165)
Interest expense	(11,117)	(12,652)	(31,387)	(35,281)
Realized gain on investments	768	9	3,011	68
Interest and other income	508	602	1,097	1,791
Income tax expense	(18,138)	(8,672)	(40,170)	(28,146)
Equity in earnings of unconsolidated subsidiary	98	170	152	425
Net income	$28,617	$14,670	$63,971	$46,396

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	For the nine months ended September 30,
	2008	2007
Adjusted EBITDA	$183,424	$159,704
Interest paid	(29,808)	(33,734)
Change in accounts receivable	(54,499)	(71,007)
Change in other operating assets/liabilities	29,226	1,289
Equity based compensation	1,841	1,293
Other	242	(599)
Cash flows provided by operating activities	$130,426	$56,946

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

Consolidating Statement of Operations

For the quarter ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$679,328	$8,845	$(8,845)	$679,328
Compensation and benefits	—	—	—	—	426,755	—	—	426,755
Operating expenses	—	—	—	—	135,087	—	—	135,087
Insurance expense	—	—	—	—	23,423	10,531	(8,845)	25,109
Selling, general and administrative expenses	—	—	—	—	20,509	—	—	20,509
Depreciation and amortization expense	—	—	—	—	16,993	—	—	16,993
Income (loss) from operations	—	—	—	—	56,561	(1,686)	—	54,875
Interest income from restricted assets	—	—	—	—	705	918	—	1,623
Interest expense	—	—	—	—	(11,117)	—	—	(11,117)
Realized gain on investments	—	—	—	—	—	768	—	768
Interest and other income	—	—	—	—	508	—	—	508
Income before income taxes	—	—	—	—	46,657	—	—	46,657
Income tax expense	—	—	—	—	(18,138)	—	—	(18,138)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,519	—	—	28,519
Equity in earnings of unconsolidated subsidiaries	28,617	28,617	16,768	11,849	98	—	(85,851)	98
Net income	$28,617	$28,617	$16,768	$11,849	$28,617	$—	$(85,851)	$28,617

Consolidating Statement of Operations

For the quarter ended September 30, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$529,752	$7,856	$(7,856)	$529,752
Compensationand benefits	—	—	—	—	366,835	—	—	366,835
Operating expenses	—	—	—	—	82,473	—	—	82,473
Insurance expense	—	—	—	—	12,257	9,064	(7,856)	13,465
Selling, general and administrative expenses	—	—	—	—	15,876	—	—	15,876
Depreciation and amortization expense	—	—	—	—	17,809	—	—	17,809
Income (loss) from operations	—	—	—	—	34,502	(1,208)	—	33,294
Interest income from restricted assets	—	—	—	—	720	1,199	—	1,919
Interest expense	—	—	—	—	(12,652)	—	—	(12,652)
Realized gain on investments	—	—	—	—	—	9	—	9
Interest and other income	—	—	—	—	602	—	—	602
Income before income taxes	—	—	—	—	23,172	—	—	23,172
Income tax expense	—	—	—	—	(8,672)	—	—	(8,672)
Income before equityin earnings of unconsolidated subsidiaries	—	—	—	—	14,500	—	—	14,500
Equity in earnings of unconsolidated subsidiaries	14,670	14,670	2,901	11,769	170	—	(44,010)	170
Net income	$14,670	$14,670	$2,901	$11,769	$14,670	$—	$(44,010)	$14,670

Consolidating Statement of Operations

For the nine months ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,816,193	$27,554	$(27,554)	$1,816,193
Compensation and benefits	—	—	—	—	1,221,607	—	—	1,221,607
Operating expenses	—	—	—	—	302,014	—	—	302,014
Insurance expense	—	—	—	—	57,585	33,609	(27,554)	63,640
Selling, general and administrative expenses	—	—	—	—	50,621	—	—	50,621
Depreciation and amortization expense	—	—	—	—	52,156	—	—	52,156
Income (loss) from operations	—	—	—	—	132,210	(6,055)	—	126,155
Interest income from restricted assets	—	—	—	—	2,069	3,044	—	5,113
Interest expense	—	—	—	—	(31,387)	—	—	(31,387)
Realized gain on investments	—	—	—	—	—	3,011	—	3,011
Interest and other income	—	—	—	—	1,097	—	—	1,097
Income before income taxes	—	—	—	—	103,989	—	—	103,989
Income tax expense	—	—	—	—	(40,170)	—	—	(40,170)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	63,819	—	—	63,819
Equity in earnings of unconsolidated subsidiaries	63,971	63,971	25,466	38,505	152	—	(191,913)	152
Net income	$63,971	$63,971	$25,466	$38,505	$63,971	$—	$(191,913)	$63,971

Consolidating Statement of Operations

For the nine months ended September 30, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,569,783	$23,363	$(23,363)	$1,569,783
Compensation and benefits	—	—	—	—	1,079,076	—	—	1,079,076
Operating expenses	—	—	—	—	238,731	—	—	238,731
Insurance expense	—	—	—	—	48,040	26,565	(23,363)	51,242
Selling, general and administrative expenses	—	—	—	—	44,082	—	—	44,082
Depreciation and amortization expense	—	—	—	—	52,165	—	—	52,165
Restructuring charge	—	—	—	—	2,242	—	—	2,242
Income (loss) from operations	—	—	—	—	105,447	(3,202)	—	102,245
Interest income from restricted assets	—	—	—	—	2,160	3,134	—	5,294
Interest expense	—	—	—	—	(35,281)	—	—	(35,281)
Realized gain on investments	—	—	—	—	—	68	—	68
Interest and other income	—	—	—	—	1,791	—	—	1,791
Income before income taxes	—	—	—	—	74,117	—	—	74,117
Income tax expense	—	—	—	—	(28,146)	—	—	(28,146)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	45,971	—	—	45,971
Equity in earnings of unconsolidated subsidiaries	46,396	46,396	7,777	38,619	425	—	(139,188)	425
Net income	$46,396	$46,396	$7,777	$38,619	$46,396	$—	$(139,188)	$46,396

Consolidating Balance Sheet

As of September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$125,380	$10,302	$—	$135,682
Insurance collateral	—	—	—	—	19,957	45,097	(14,361)	50,693
Trade and other accounts receivable, net	—	—	—	—	551,779	1,016	—	552,795
Parts and supplies inventory	—	—	—	—	20,177	—	—	20,177
Other current assets	—	—	—	—	18,325	900	—	19,225
Current deferred tax assets	—	—	—	—	74,238	3,834	—	78,072
Current assets	—	—	—	—	809,856	61,149	(14,361)	856,644
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	126,732	—	—	126,732
Intercompany receivable	9,187	114,010	278,048	188,823	—	—	(590,068)	—
Intangible assets, net	—	—	—	—	75,274	—	—	75,274
Non-current deferred tax assets	—	—	—	—	63,480	(4,315)	—	59,165
Insurance collateral	—	—	—	—	43,713	73,683	(2,287)	115,109
Goodwill	—	—	—	—	336,428	458	—	336,886
Other long-term assets	—	—	6,028	2,748	14,593	—	—	23,369
Investment and advances in subsidiaries	506,510	392,500	234,073	159,023	28,867	—	(1,320,973)	—
Assets	$515,697	$506,510	$518,149	$350,594	$1,498,943	$130,975	$(1,927,689)	$1,593,179
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,984	$75	$—	$65,059
Accrued liabilities	—	—	2,094	1,711	255,453	31,515	(626)	290,147
Current portion of long-term debt	—	—	1,590	715	2,539	—	—	4,844
Current liabilities	—	—	3,684	2,426	322,976	31,590	(626)	360,050
Long-term debt	—	—	280,392	189,741	4,752	—	—	474,885
Other long-term liabilities	—	—	—	—	193,546	65,023	(16,022)	242,547
Intercompany	—	—	—	—	584,573	5,495	(590,068)	—
Liabilities	—	—	284,076	192,167	1,105,847	102,108	(606,716)	1,077,482
Equity:
Class A common stock	95	—	—	—	—	30	(30)	95
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	122,491	—	—	—	—	4,316	(4,316)	122,491
Retained earnings	182,927	182,927	45,613	136,704	182,913	24,337	(572,494)	182,927
Comprehensive income (loss)	(2,178)	(2,178)	(934)	(1,244)	(2,178)	184	6,350	(2,178)
Equity	515,697	506,510	234,073	158,427	393,096	28,867	(1,320,973)	515,697
Liabilities and Equity	$515,697	$506,510	$518,149	$350,594	$1,498,943	$130,975	$(1,927,689)	$1,593,179

Consolidating Balance Sheet

As of December 31, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$24,987	$3,927	$—	$28,914
Insurance collateral	—	—	—	—	24,498	13,278	—	37,776
Trade and other accounts receivable, net	—	—	—	—	494,376	972	—	495,348
Parts and supplies inventory	—	—	—	—	20,010	—	—	20,010
Other current assets	—	—	—	—	11,709	6	—	11,715
Current deferred tax assets	—	—	—	—	73,834	3,163	—	76,997
Current assets	—	—	—	—	649,414	21,346	—	670,760
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	143,342	—	—	143,342
Intercompany receivable	3,773	113,400	281,598	192,635	—	—	(591,406)	—
Intangible assets, net	—	—	—	—	81,717	—	—	81,717
Non-current deferred tax assets	—	—	—	—	94,092	869	—	94,961
Insurance collateral	—	—	—	—	49,200	102,280	(4,842)	146,638
Goodwill	—	—	—	—	312,666	458	—	313,124
Other long-term assets	—	—	7,124	3,231	18,666	—	—	29,021
Investment and advances in subsidiaries	445,723	332,323	212,555	119,754	3,458	—	(1,113,813)	—
Assets	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,746	$109	$—	$64,855
Accrued liabilities	—	—	5,547	4,860	196,565	30,347	—	237,319
Current portion of long-term debt	—	—	1,656	744	2,317	—	—	4,717
Current liabilities	—	—	7,203	5,604	263,628	30,456	—	306,891
Long-term debt	—	—	281,519	190,248	6,399	—	—	478,166
Other long-term liabilities	—	—	—	—	158,813	91,039	(4,842)	245,010
Intercompany	—	—	—	—	591,406	—	(591,406)	—
Liabilities	—	—	288,722	195,852	1,020,246	121,495	(596,248)	1,030,067
Equity:
Class A common stock	93	—	—	—	—	30	(30)	93
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	117,079	—	—	—	—	6,690	(6,690)	117,079
Retained earnings	118,956	118,956	23,783	95,173	118,942	(5,500)	(351,354)	118,956
Comprehensive income (loss)	1,006	1,006	(622)	1,628	1,006	2,238	(5,256)	1,006
Equity	449,496	445,723	212,555	119,768	332,309	3,458	(1,113,813)	449,496
Liabilities and Equity	$449,496	$445,723	$501,277	$315,620	$1,352,555	$124,953	$(1,710,061)	$1,479,563

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$127,295	$3,131	$130,426
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(21,754)	—	(21,754)
Proceeds from sale of property, plant and equipment	—	—	—	—	347	—	347
Acquisition of businesses, net of cash received	—	—	—	—	(28,325)	—	(28,325)
Net change in insurance collateral	—	—	—	—	12,739	3,244	15,983
Net change in deposits and other assets	—	—	—	—	3,392	—	3,392
Net cash provided by (used in) investing activities	—	—	—	—	(33,601)	3,244	(30,357)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	1,920	—	—	—	—	—	1,920
Repayments of capital lease obligations and other debt	—	—	—	—	(18,006)	—	(18,006)
Increase in bank overdrafts	—	—	—	—	8,785	—	8,785
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(1,920)	—	—	—	1,920	—	—
Net cash provided by financing activities	—	—	—	—	6,699	—	6,699
Change in cash and cash equivalents	—	—	—	—	100,393	6,375	106,768
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914
Cash and cash equivalents, end of period	$—	$—	$—	$—	$125,380	$10,302	$135,682

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2007

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$45,609	$11,337	$56,946
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(31,570)	—	(31,570)
Proceeds from sale of property, plant and equipment	—	—	—	—	300	—	300
Acquisition of businesses, net of cash received	—	—	—	—	(75,648)	(75,648)
Net change in insurance collateral	—	—	—	—	3,928	(11,228)	(7,300)
Net change in deposits and other assets	—	—	—	—	3,076	—	3,076
Net cash used in investing activities	—	—	—	—	(99,914)	(11,228)	(111,142)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	382	—	—	—	—	—	382
Borrowings under revolving credit facility	—	—	—	—	70,300	—	70,300
Repayments of capital lease obligations and other debt	—	—	—	—	(35,815)	—	(35,815)
Net intercompany borrowings (payments)	(382)	—	—	—	382	—	—
Increase in bank overdrafts	—	—	—	—	2,387	—	2,387
Net cash provided by financing activities	—	—	—	—	37,254	—	37,254
Change in cash and cash equivalents	—	—	—	—	(17,051)	109	(16,942)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336
Cash and cash equivalents, end of period	$—	$—	$—	$—	$22,278	$116	$22,394

11.       Subsequent Events

The Company completed the acquisition of Templeton Readings, LLC in October 2008 for $27.5 million.  Based in Baltimore, Maryland, Templeton Readings, LLC is a provider of final reads and teleradiology services with contracts in 31 states as of October 20, 2008. The Company is in the process of performing its allocation of the purchase price.

On October 24, 2008, the Company filed a shelf registration statement with the Securities and Exchange Commission. The Company has not commenced any offering. Upon effectiveness, the shelf registration will allow EMSC’s existing stockholders to sell a portion of their holdings of class A common stock, and it will also allow EMSC to issue and sell new shares of class A common stock. In the aggregate, up to 10,000,000 shares of class A common stock will be eligible to be sold by the Company’s stockholders and by the Company pursuant to the shelf registration statement.

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

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands. We believe that AMR, over its more than 50 years of operating history, has become the leading provider of ambulance transport services in the United States. We believe that EmCare, over its more than 30 years of operating history, has become the leading provider of outsourced emergency department staffing and management services in the United States.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the three and nine months ended September 30, 2008 and 2007. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Net Revenue				Percentage of Total Volume
	Quarter ended September 30,		Nine months ended September 30,		Quarter ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Medicare	20.4%	25.0%	23.1%	24.7%	25.2%	26.0%	25.9%	26.2%
Medicaid	3.7%	4.7%	4.3%	4.7%	10.8%	10.4%	10.8%	10.5%
Commercial insurance and managed care	42.6%	46.7%	47.0%	48.6%	41.9%	40.7%	41.9%	41.1%
Self-pay	4.0%	4.9%	4.3%	4.7%	22.2%	22.9%	21.4%	22.2%
Subsidies & fees	29.3%	18.7%	21.3%	17.3%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 52%, 57% excluding deployment revenue from AMR’s agreement with the Federal Emergency Management Agency, or FEMA, of AMR’s net revenue for the nine months ended September 30, 2008 was generated from emergency 9-1-1 ambulance transport services. The FEMA contract is described further in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results.” Non-emergency ambulance transport services, including critical care transfers, wheelchair transports and other interfacility transports, or IFTs, accounted for 27%, 30% excluding FEMA deployment revenue, of AMR’s net revenue for the same period, with the balance generated from fixed wing medical transportation services, Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.  AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and in certain analyses weighted, and net revenue per transport.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses.

The costs we incur in our AMR business segment consist primarily of compensation and benefits for medical crews and support personnel, direct and indirect operating costs to provide transportation services, and costs related to accident and insurance claims. AMR’s key cost measures include unit hours and cost per unit hour, to measure compensation-related costs and the efficiency of our ambulance deployment, operating costs per transport, and accident and insurance claims.

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

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2008, approximately 99% was derived from our hospital contracts for emergency department staffing, hospitalist and radiology services and other management services. Of this revenue, approximately 78% was generated from billings to third party payors and patients for patient visits and approximately 22% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient visits, net revenue per patient visit, and number of contracts.

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

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have historically resulted in a continued reduction in the frequency, severity and development of claims.

Recent Developments

The Company adopted SFAS 157 Fair Value Measurement effective January 1, 2008, which among other things, requires additional disclosures about investments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment.  Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Factors Affecting Operating Results

Federal Emergency Management Agency Contract

In 2007, FEMA awarded AMR with a national contract to provide ambulance, para-transit, and rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies. The contract covers the 21 states along the Gulf and Atlantic coasts and can be expanded by FEMA to the 48 contiguous states if necessary. The national contract took effect on August 1, 2007 and was renewed by FEMA for a second year.  FEMA has the option to renew the contract for three more years on an annual basis. In August 2008, AMR was deployed under this contract to provide patient evacuations and disaster relief efforts in three Gulf Coast states for hurricanes Gustav and Ike and recorded $101 million, which included approximately $11 million of expense pass-throughs, in net revenue during each of the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, net revenue for the FEMA contract was $11 million associated with the deployment for hurricane Dean.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Excluding the impact of the FEMA contract, fuel expense represented 16.2% and 12.7% of AMR’s operating expenses for the three months ended September 30, 2008 and 2007, respectively, and 15.2% and 11.8% for the nine months ended September 30, 2008 and 2007, respectively.  Although we have generally been able to offset inflationary and other cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future fuel and inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Retroactive adjustments recorded in the first nine months of the year, which increased revenue, were 0.4% of consolidated net revenue compared to 1.8% of consolidated net revenue for the nine months ended September 30, 2007.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 and for the three and nine months ended September 30, 2007 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA.  Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended September 30, 2008		Quarter ended September 30, 2007		Nine months ended September 30, 2008		Nine months ended September 30, 2007
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$679,328	100.0%	$529,752	100.0%	$1,816,193	100.0%	$1,569,783	100.0%
Compensation and benefits	426,755	62.8	366,835	69.2	1,221,607	67.3	1,079,076	68.7
Operating expenses	135,087	19.9	82,473	15.6	302,014	16.6	238,731	15.2
Insurance expense	25,109	3.7	13,465	2.5	63,640	3.5	51,242	3.3
Selling, general and administrative expenses	20,509	3.0	15,876	3.0	50,621	2.8	44,082	2.8
Restructuring charges	—	—	—	—	—	—	2,242	0.1
Interest income from restricted assets	(1,623)	(0.2)	(1,919)	(0.4)	(5,113)	(0.3)	(5,294)	(0.3)
Adjusted EBITDA	73,491	10.8	53,022	10.0	183,424	10.1	159,704	10.2
Depreciation and amortization expenses	(16,993)	(2.5)	(17,809)	(3.4)	(52,156)	(2.9)	(52,165)	(3.3)
Interest expense	(11,117)	(1.6)	(12,652)	(2.4)	(31,387)	(1.7)	(35,281)	(2.2)
Realized gain on investments	768	0.1	9	0.0	3,011	0.2	68	0.0
Interest and other income	508	0.1	602	0.1	1,097	0.1	1,791	0.1
Income tax expense	(18,138)	(2.7)	(8,672)	(1.6)	(40,170)	(2.2)	(28,146)	(1.8)
Equity in earnings of unconsolidated subsidiary	98	0.0	170	0.0	152	0.0	425	0.0
Net income	$28,617	4.2%	$14,670	2.8%	$63,971	3.5%	$46,396	3.0%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the nine months ended
	September 30,
	2008	2007
Adjusted EBITDA	$183,424	$159,704
Interest paid	(29,808)	(33,734)
Change in accounts receivable	(54,499)	(71,007)
Change in other operating assets/liabilities	29,226	1,289
Equity based compensation	1,841	1,293
Other	242	(599)
Cash flows provided by operating activities	$130,426	$56,946

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended September 30, 2008		Quarter ended September 30, 2007		Nine months ended September 30, 2008		Nine months ended September 30, 2007
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$425,335	100.0%	$310,929	100.0%	$1,075,323	100.0%	$914,341	100.0%
Compensation and benefits	226,942	53.4	196,292	63.1	635,031	59.1	576,301	63.0
Operating expenses	126,154	29.7	71,682	23.1	275,936	25.7	207,289	22.7
Insurance expense	10,694	2.5	6,752	2.2	30,794	2.9	26,045	2.8
Selling, general and administrative expenses	15,066	3.5	10,916	3.5	34,073	3.2	30,308	3.3
Restructuring charges	—	—	—	—	—	—	2,242	0.2
Interest income from restricted assets	(705)	(0.2)	(720)	(0.2)	(2,069)	(0.2)	(2,160)	(0.2)
Adjusted EBITDA	47,184	11.1	26,007	8.4	101,558	9.4	74,316	8.1
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	47,184	11.1	26,007	8.4	101,558	9.4	74,316	8.1
Depreciation and amortization expense	(13,447)	(3.2)	(14,246)	(4.6)	(41,951)	(3.9)	(41,707)	(4.6)
Interest income from restricted assets	(705)	(0.2)	(720)	(0.2)	(2,069)	(0.2)	(2,160)	(0.2)
Income from operations	$33,032	7.8%	$11,041	3.6%	$57,538	5.4%	$30,449	3.3%

EmCare

	Quarter ended September 30, 2008		Quarter ended September 30, 2007		Nine months ended September 30, 2008		Nine months ended September 30, 2007
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$253,993	100.0%	$218,823	100.0%	$740,870	100.0%	$655,442	100.0%
Compensation and benefits	199,813	78.7	170,543	77.9	586,576	79.2	502,775	76.7
Operating expenses	8,933	3.5	10,791	4.9	26,078	3.5	31,442	4.8
Insurance expense	14,415	5.7	6,713	3.1	32,846	4.4	25,197	3.8
Selling, general and administrative expenses	5,443	2.1	4,960	2.3	16,548	2.2	13,774	2.1
Interest income from restricted assets	(918)	(0.4)	(1,199)	(0.5)	(3,044)	(0.4)	(3,134)	(0.5)
Adjusted EBITDA	26,307	10.4	27,015	12.3	81,866	11.0	85,388	13.0
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	26,307	10.4	27,015	12.3	81,866	11.0	85,388	13.0
Depreciation and amortization expenses	(3,546)	(1.4)	(3,563)	(1.6)	(10,205)	(1.4)	(10,458)	(1.6)
Interest income from restricted assets	(918)	(0.4)	(1,199)	(0.5)	(3,044)	(0.4)	(3,134)	(0.5)
Income from operations	$21,843	8.6%	$22,253	10.2%	$68,617	9.3%	$71,796	11.0%

Quarter ended September 30, 2008 compared to the quarter ended September 30, 2007

Consolidated

Our results for the three months ended September 30, 2008 reflect an increase in net revenue of $149.6 million and an increase in net income of $13.9 million compared to the three months ended September 30, 2007.  The increase in net income is attributable primarily to hurricane deployments under AMR’s national FEMA contract, growth in income from operations, which includes an increase in insurance expense, and a decrease in interest expense, partially offset by increased income tax expense.  Basic and diluted earnings per share were $0.69 and $0.66, respectively, for the three months ended September 30, 2008.  Basic and diluted earnings per share were $0.35 and $0.34, respectively, for the same period in 2007.

Net revenue. For the three months ended September 30, 2008, we generated net revenue of $679.3 million compared to $529.8 million for the three months ended September 30, 2007, representing an increase of 28.2%.  The increase is attributable primarily to an increase of $90.6 million of FEMA deployment revenue, increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $73.5 million, or 10.8% of net revenue, for the three months ended September 30, 2008 compared to $53.0 million, or 10.0% of net revenue for the three months ended September 30, 2007. The 2008 period includes the Adjusted EBITDA impact related to increased deployment under the FEMA contract.

Interest expense. Interest expense for the three months ended September 30, 2008 was $11.1 million compared to $12.7 million for the three months ended September 30, 2007.  The decrease is attributable primarily to the lower rate under our interest rate swap agreement, which became effective in the fourth quarter of 2007.  The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.

Income tax expense. Income tax expense for the three months ended September 30, 2008 was $18.1 million compared to $8.7 million for the same period in 2007.  Our effective tax rate for the three months ended September 30, 2008 was 38.9%, and 37.4% for the same period in 2007.  The increase is due primarily to growth in income from operations.

AMR

Net revenue. Net revenue for the three months ended September 30, 2008 was $425.3 million, an increase of $114.4 million, or 36.8%, from $310.9 million for the same period in 2007.  The increase in net revenue was due primarily to an increase of $90.6 million of FEMA deployment revenue, and rate increases offset by lower transport volume.  Excluding the impact of FEMA deployments, net revenue per weighted transport increased 8.2%, or $25.5 million and was offset by a decrease of 0.6%, or $1.7 million, in weighted transport volume.  The increase in net revenue per transport is attributable primarily to rate increases in several markets including adjustments for increased fuel costs.  Weighted transports decreased 4,100 from the same quarter last year.  Ambulance transports, including acquisitions, increased 17,500 offset by a reduction of 19,300 transports in markets exited since last year. Same market ambulance transports increased 1.0% from last year.

Compensation and benefits. Compensation and benefit costs for the three months ended September 30, 2008 were $226.9 million, or 53.4% of net revenue, compared to $196.3 million, or 63.1% of net revenue, for the same period last year. The increase was due primarily to compensation costs incurred as a result of increased hurricane deployments under our national FEMA contract, annual salary increases and additional ambulance unit hour deployment.  Excluding the estimated impact of the increased FEMA deployment, ambulance crew wages per ambulance unit hour increased by approximately 6.4%, or $7.2 million primarily attributable to wage rate increases.   Ambulance unit hours increased period over period by 1.2%, or $1.4 million, excluding the impact of hurricane deployments.  The increase is attributable to our recent acquisitions partially offset by the restructuring and exit of certain of our operations in 2007.  Benefit costs increased by $4.0 million, excluding FEMA deployment benefit costs, for the three months ended September 30, 2008 compared to the same period in 2007.  The change is attributable to increased health insurance costs and additional benefit costs related to our acquisitions.

Operating expenses. Operating expenses for the three months ended September 30, 2008 were $126.2 million, or 29.7% of net revenue, compared to $71.7 million, or 23.1% of net revenue, for the three months ended September 30, 2007.  The change is due primarily to increased external provider expenses from our FEMA deployment of $46.3 million, increased fuel costs of $3.5 million and additional operating expenses of $1.7 million from our acquisitions.

Insurance expense. Insurance expense for the three months ended September 30, 2008 was $10.7 million, or 2.5% of net revenue, compared to $6.8 million, or 2.2% of net revenue, for the same period in 2007.  We recorded a reduction of prior year insurance provisions of $1.7 million during the three months ended September 30, 2008 and $4.7 million during the three months ended September 30, 2007.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2008 was $15.1 million, or 3.5% of net revenue, compared to $10.9 million, or 3.5% of net revenue, for the three months ended September 30, 2007.  The increase is due primarily to travel and other administrative costs associated with our increased FEMA deployment.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2008 was $13.4 million, or 3.2% of net revenue, compared to $14.2 million, or 4.6% of net revenue, for the same period in 2007.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2008 was $254.0 million, an increase of $35.2 million, or 16.1%, from $218.8 million for the three months ended September 30, 2007. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts. Following June 30, 2007, we added 74 net new contracts which accounted for a net revenue increase of $24.9 million for the three months ended September 30, 2008.  Of the 74 net new contracts added since June 30, 2007, 16 were added in 2007 resulting in an incremental increase in 2008 net revenue of $6.1 million.   The remaining 58 net new contracts were added in 2008, resulting in an increase in net revenue of $18.8 million for the three months ended September 30, 2008.  During the three months ended September 30, 2008, EmCare added a total of 63 new contracts and terminated 25 contracts.  Of the 63 new contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $1.1 million in the quarter.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $10.3 million, or 5.3%, for the three months ended September 30, 2008.  The change is due to a 3.3% increase in revenue per visit and an increase in same store patient visits of 2.0% over the prior period.  Retroactive revenue adjustments in the third quarter of 2008 were not material.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2008 were $199.8 million, or 78.7% of net revenue, compared to $170.5 million, or 77.9% of net revenue, for the same period in 2007. Provider compensation and benefits costs increased $18.3 million from net new contract additions. Same store provider compensation and benefits costs were $9.4 million over the prior period due to a 5.4% increase in provider compensation per patient visit attributable primarily to higher net revenue and patient visits.

Operating expenses. Operating expenses for the three months ended September 30, 2008 were $8.9 million, or 3.5% of net revenue, compared to $10.8 million, or 4.9% of net revenue, for the same period in 2007.  Operating expenses decreased due primarily to lower collection agency fees.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2008 was $14.4 million, or 5.7% of net revenue, compared to $6.7 million, or 3.1% of net revenue, for the three months ended September 30, 2007.  The change is related primarily to an increase in prior year insurance provisions of $3.9 million for the three months ended September 30, 2008, compared to a reduction of prior period insurance provisions of $3.1 million for the same period last year.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2008 was $5.4 million, or 2.1% of net revenue, compared to $5.0 million, or 2.3% of net revenue, for the three months ended September 30, 2007.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2008 was $3.5 million, or 1.4% of net revenue, compared to $3.6 million, or 1.6% of net revenue, for the three months ended September 30, 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

Consolidated

Our results for the nine months ended September 30, 2008 reflect an increase in net revenue of $246.4 million and an increase in net income of $17.6 million compared to the nine months ended September 30, 2007. The increase in net income is attributable primarily to increased hurricane deployments under AMR’s national FEMA contract, growth in income from operations, higher realized gains on investments and a decrease in interest expense partially offset by increased income tax expense.  Basic and diluted earnings per share were $1.54 and $1.49, respectively, for the nine months ended September 30, 2008. Basic and diluted earnings per share were $1.12 and $1.08, respectively, for the same period in 2007.

Net revenue. For the nine months ended September 30, 2008, net revenue was $1,816.2 million compared to $1,569.8 million for the nine months ended September 30, 2007, representing an increase of 15.7%. The increase is attributable primarily to increased FEMA deployment revenue at AMR, increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $183.4 million, or 10.1% of net revenue, for the nine months ended September 30, 2008 compared to $159.7 million, or 10.2% of net revenue for the nine months ended September 30, 2007.  The nine months ended September 30, 2007 included incremental positive revenue adjustments with an Adjusted EBITDA impact of $9.9 million. The 2008 period includes the Adjusted EBITDA impact related to increased deployment under the FEMA contract.

Interest expense. Interest expense for the nine months ended September 30, 2008 was $31.4 million compared to $35.3 million for the nine months ended September 30, 2007.  The decrease is attributable primarily to the lower rate under our interest rate swap agreement, which became effective in the fourth quarter of 2007.  The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.

Income tax expense. Income tax expense increased $12.0 million for the nine months ended September 30, 2008, compared to the same period in 2007, resulting primarily from increased operating income, increased realized gain on investments and lower interest expense.  Our effective tax rate for the nine months ended September 30, 2008 was 38.6% compared with 38.0% for the same period in 2007.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2008 was $1,075.3 million, an increase of $161.0 million, or 17.6%, from $914.3 million for the same period in 2007. The increase in net revenue was due primarily from $90.9 million of additional FEMA deployment revenue, rate increases and higher transport volume.  Excluding the impact of the FEMA deployments, net revenue increased due to a 5.3%, or $49.2 million increase in net revenue per weighted transport and 2.3%, or $20.9 million as a result of higher weighted transport volume.  The increase in net revenue per transport is attributable primarily to rate increases in several markets including adjustments for increased fuel costs.  Weighted transports increased 50,900 from the same period last year.  The change was due to an increase in weighted transports of 95,400 from acquisitions and an increase in weighted transport volume in existing markets of 0.5%, offset by a decrease in weighted transports of 55,000 from the restructuring and exit of certain of our operations.

Compensation and benefits. Compensation and benefit costs for the nine months ended September 30, 2008 were $635.0 million, or 59.1% of net revenue, compared to $576.3 million, or 63.0% of net revenue, for the nine months ended September 30, 2007. The increase was due primarily to increases in compensation costs incurred as a result of increased hurricane deployments under our national FEMA contract, expenses from our acquisitions, annual salary increases and additional ambulance unit hour deployment.  Excluding the impact of FEMA deployments, ambulance crew wages per ambulance unit hour increased by approximately 3.9%, or $13.1 million, principally from wage rate increases.  Ambulance unit hours increased period over period by 2.3% or $7.4 million, excluding the impact of FEMA deployments.  The increase is due to our recent acquisitions and increased transport volume in existing markets partially offset by the restructuring of certain of our operations and exit of other markets in 2007.  Non-crew wages increased $11.2 million, excluding the impact of hurricane deployments, due primarily to additional compensation expenses from acquisitions of $5.8 million and annual salary increases of 3.2%.  Benefit costs increased by $10.7 million, excluding FEMA deployment benefit costs, for the nine months ended September 30, 2008 due primarily to increased health insurance costs and additional benefit expense from our acquisitions.

Operating expenses. Operating expenses for the nine months ended September 30, 2008 were $275.9 million, or 25.7% of net revenue, compared to $207.3 million, or 22.7% of net revenue, for the nine months ended September 30, 2007.  The change is due primarily to increased external provider expenses from our national FEMA deployment of $46.4 million, increased fuel costs of $9.2 million and additional operating expenses of $9.4 million from our acquisitions.

Insurance expense. Insurance expense for the nine months ended September 30, 2008 was $30.8 million, or 2.9% of net revenue, compared to $26.0 million, or 2.8% of net revenue, for the same period in 2007.  We recorded a reduction of prior year insurance provisions of $5.3 million during the nine months ended September 30, 2008 and $11.9 million during the nine months ended September 30, 2007.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2008 was $34.1 million, or 3.2% of net revenue, compared to $30.3 million, or 3.3% of net revenue, for the nine months ended

September 30, 2007.  The increase is due primarily to travel and other administrative expenses for our national FEMA deployment.

Restructuring charges. Restructuring charges of $2.2 million were recorded during the nine months ended September 30, 2007, related to the closure of one of our billing offices and the restructuring of our operations in Los Angeles and Orange Counties in California.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 was $42.0 million, or 3.9% of net revenue, compared to $41.7 million, or 4.6% of net revenue, for the same period in 2007.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2008 was $740.9 million, an increase of $85.4 million, or 13.0%, from $655.4 million for the nine months ended September 30, 2007. The increase was due primarily to an increase in patient visits from net new hospital contracts and net revenue increases in existing contracts.  Following December 31, 2006, we added 75 net new contracts which accounted for a net revenue increase of $57.9 million.  Of the 75 net new contracts added since December 31, 2006, 17 were added in 2007 resulting in an increase in 2008 net revenue of $21.1 million.  For the nine months ended September 30, 2008, EmCare added 108 new contracts and terminated 50 contracts resulting in an incremental increase in net revenue of $36.8 million.  Of the 108 new contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $1.1 million.  Net revenue under our same store contracts increased $27.5 million, or 5.1%, for the period ended September 30, 2008 due to a 1.1% increase, or a 5.6% increase excluding retroactive revenue adjustments discussed below, in revenue per visit and an increase in same store patient visits of 4.0% over the prior period.  Retroactive adjustments, which increased revenue for the nine months ended September 30, 2008 and 2007, were approximately 0.9% and 4.3% of EmCare’s net revenue, respectively.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2008 were $586.6 million, or 79.2% of net revenue, compared to $502.8 million, or 76.7% of net revenue for the same period in 2007. Provider compensation and benefits costs increased $49.7 million from net new contract additions.  Same store provider compensation and benefits costs were $29.2 million over the prior period due to a 4.6% increase in provider compensation per patient visit.  The increase is due primarily to higher net revenue per patient visit and additional staffing due to growth in patient volumes.

Operating expenses. Operating expenses for the nine months ended September 30, 2008 were $26.1 million, or 3.5% of net revenue, compared to $31.4 million, or 4.8% of net revenue, for the same period in 2007.  Operating expenses decreased due primarily to reduced off-hours radiology coverage, lower collection agency fees, and bank fees of approximately $2.1 million, which are now included in selling, general and administrative expenses.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2008 was $32.8 million, or 4.4% of net revenue, compared to $25.2 million, or 3.8% of net revenue, for the nine months ended September 30, 2007. An increase of prior year insurance provisions of $1.3 million was recorded during the nine months ended September 30, 2008 compared to a  reduction of $9.7 million recorded for the nine months ended September 30, 2007.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2008 was $16.5 million, or 2.2% of net revenue, compared to $13.8 million, or 2.1% of net revenue, for the nine months ended September 30, 2007.  The increase is due primarily to an increase in regional travel expense associated with the increase in contracts during the period and increased bank fees of approximately $2.1 million, which bank fees were previously included in operating expenses.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2008 was $10.2 million, or 1.4% of net revenue, compared to $10.5 million, or 1.6% of net revenue, for the nine months ended September 30, 2007.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2007 and incorporated by reference herein. As of September 30, 2008, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $34.5 million at September 30, 2008. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt in $20.0 million increments.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Net cash provided by (used in):
Operating activities	$130,426	$56,946
Investing activities	(30,357)	(111,142)
Financing activities	6,699	37,254)

Operating activities. Net cash provided by operating activities was $130.4 million for the nine months ended September 30, 2008 compared to $56.9 million for the same period last year.  Increases in accounts receivable decreased operating cash flows by $54.5 million for the nine months ended September 30, 2008 compared to $71.0 million for the same period in 2007.   Accounts receivable increased during 2008 due to FEMA deployment receivables outstanding as of September 30, offset by increased collections for receivables delayed in 2007 for billing system conversions and for delays in obtaining provider numbers.  Increases in accounts payable and accrued liabilities increased operating cash flows by $42.0 million in 2008 compared to $5.3 million in 2007 primarily as a result of FEMA-related deployment accruals.

We regularly analyze days sales outstanding, or DSO, which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The following table outlines our DSO by segment and in total excluding the impact of the deployment under AMR’s FEMA contract:

	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007
AMR	83	86	87	89	89	90
EmCare	72	76	79	79	81	78
EMSC	78	82	84	85	86	85

EMSC’s DSO decreased 7 days for the nine months ended September 30, 2008, 10 days including the impact of FEMA deployment revenue and related accounts receivable balances.  AMR’s DSO decreased 6 days for the nine months ended September 30, 2008 and was primarily from the collection of receivables delayed as a result of the billing system conversion in several markets during 2007. AMR’s DSO increased 8 days in 2007, of which 6 days were related to this conversion.

EmCare’s DSO declined 7 days for the nine months ended September 30, 2008.  The reduction was due to improved cash collections and from the collection of Medicare and Medicaid billings which had been delayed as a result of the time required to obtain provider numbers.  During the nine months ended September 30, 2008, the total enrollment delayed amount decreased by approximately 33% and has been negatively affected by recent contract starts. The Company expects to collect these net Medicare and Medicaid receivables, which currently represent approximately 5 days of EmCare’s DSO.

Investing activities.  Net cash used in investing activities was $30.4 million for the nine months ended September 30, 2008 compared to $111.1 million for the same period in 2007.   The decrease in cash flows used in investing activities was affected by insurance collateral requirements, net capital expenditures and acquisitions of businesses.  Net insurance collateral requirements provided $16.0 million during 2008 compared to cash required for insurance collateral of $7.3 million during the 2007 period.  Net capital expenditure spending was $21.4 million during the nine months ended September 30, 2008 compared to $31.3 million for the same period last year due primarily to the timing of capital purchases and the completion of system upgrades in the first half of 2007.  Cash used in the acquisition of businesses during the nine months ended September 30, 2008 was $28.3 million compared to $75.6 million during the same period in 2007.

Financing activities. For the nine months ended September 30, 2008, net cash provided by financing activities was $6.7 million compared to $37.3 million for the nine months ended September 30, 2007.  The change in net cash from financing activities is due to net debt repayments of $4.0 million for the nine months ended September 30, 2008 compared to net borrowings of $34.5 million for the same period in 2007.  Net cash from financing activities for the nine months ended September 30, 2008 also includes an increase in bank overdrafts of $8.8 million and issuance of common stock from exercises of stock options totaling $1.9 million.  At September 30, 2008 there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. We have not entered into hedging transactions or used derivative instruments for speculative or trading purposes to mitigate our exposure to fluctuations in fuel prices.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments.  Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  At September 30, 2008, we were party to one interest rate swap agreement.  The swap agreement is with major financial institutions and amounts to $200 million of our variable rate debt.  This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of 4% at September 30, 2008) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate.  The swap agreement expires in December 2009.

As of September 30, 2008, we had $474.1 million of debt excluding capital leases, of which $22.4 million was variable rate debt under our senior secured credit facility ($200 million of which was fixed through an interest rate swap which expires in December 2009) and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.125% will change our interest costs on our senior secured credit facility by less than $0.1 million per year based on outstanding indebtedness at September 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2008

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 5, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on February 27, 2008 and to our Quarterly Reports on Form 10-Q filed with the SEC on May 9, 2008 and August 7, 2008.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s Quarterly Report for the quarter ended June 30, 2008.

Volatility in current market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

The Company’s insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties.  The recent volatility experienced in the market has not had a material impact to the Company’s financial position or performance.  Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

Volatility and disruption of financial markets could affect access to credit.

The current economic market environment is causing contraction in the availability of credit in the marketplace. This could potentially reduce the sources of liquidity for the Company. While there have not been changes to date regarding the Company’s ability to access credit under its revolving credit facility or additional borrowings under our senior secured facility, future volatility could have a negative impact on our financial position and performance which could put us in default of the credit conditions and impact our ability to access credit.  Additionally, future volatility and financial market disruptions could impact the creditor’s ability to honor the terms of the Company’s credit agreements.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

Our revenue and earnings under our national contract with the Federal Emergency Management Agency, or FEMA, are likely to vary significantly from period to period.  In the first two years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $90 million.  In its present form, the contract generates revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment.  Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

We may be required to enter into large scale deployment of resources in response to a national emergency under our contract with FEMA, which may divert management attention and resources.

We do not believe that a FEMA deployment adversely affects our ability to service our local 911 contracts. However, any significant FEMA deployment requires significant management attention and could reduce our ability to pursue other local transport opportunities (such as IFT) and to pursue new business opportunities, which could have an adverse effect on our business and results of operations.

ITEM 6. EXHIBITS

4.13

Supplemental Indenture No. 7, effective as of July 10, 2007, among Nevada Red Rock Holdings, Inc., Nevada Red Rock Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.14

Supplemental Indenture No. 8, effective as of August 10, 2007, among Medicwest Holdings, Inc., Medicwest Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.15

Supplemental Indenture No. 9, effective as of August 17, 2007, among Mission Care Services, LLC, Mission Care of Illinois, LLC, Mission Care of Missouri, LLC, Access2Care, LLC and Abbott Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.16

Supplemental Indenture No. 10, effective as of October 19, 2007, among Arizona Oasis Acquisition, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.17

Supplemental Indenture No. 11, effective as of March 14, 2008, among Radiology Staffing Solutions, Inc. and RadStaffing Mangement Solutions Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.18

Supplemental Indenture No. 12, effective as of March 28, 2008, among River Medical Incorporated, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

November 4, 2008	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

November 4, 2008	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

4.13

Supplemental Indenture No. 7, effective as of July 10, 2007, among Nevada Red Rock Holdings, Inc., Nevada Red Rock Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.14

Supplemental Indenture No. 8, effective as of August 10, 2007, among Medicwest Holdings, Inc., Medicwest Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.15

Supplemental Indenture No. 9, effective as of August 17, 2007, among Mission Care Services, LLC, Mission Care of Illinois, LLC, Mission Care of Missouri, LLC, Access2Care, LLC and Abbott Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.16

Supplemental Indenture No. 10, effective as of October 19, 2007, among Arizona Oasis Acquisition, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.17

Supplemental Indenture No. 11, effective as of March 14, 2008, among Radiology Staffing Solutions, Inc. and RadStaffing Mangement Solutions Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

4.18

Supplemental Indenture No. 12, effective as of March 28, 2008, among River Medical Incorporated, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

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