Form 10-Q
period 2009-03-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2009-05-06
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes   ☐  No

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

Shares of class A common stock outstanding at May 4, 2009 — 10,039,272; shares of class B common stock outstanding at May 4, 2009 — 142,545; LP exchangeable units outstanding at May 4, 2009 — 32,107,500.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended
	March 31,
	2009	2008
Net revenue	$613,022	$565,786
Compensation and benefits	426,534	394,351
Operating expenses	84,672	83,223
Insurance expense	22,504	20,963
Selling, general and administrative expenses	15,036	14,592
Depreciation and amortization expense	16,768	17,717
Income from operations	47,508	34,940
Interest income from restricted assets	1,266	1,755
Interest expense	(10,190)	(9,916)
Realized gain on investments	639	672
Interest and other income	517	302
Income before income taxes and equity in earnings (loss) of unconsolidated subsidiary	39,740	27,753
Income tax expense	(15,726)	(10,684)
Income before equity in earnings (loss) of unconsolidated subsidiary	24,014	17,069
Equity in earnings (loss) of unconsolidated subsidiary	57	(50)
Net income	24,071	17,019
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(1,157)	1,347
Unrealized holding gains (losses) on derivative financial instruments	351	(2,925)
Comprehensive income	$23,265	$15,441

Basic earnings per common share	$0.57	$0.41
Diluted earnings per common share	$0.56	$0.40
Weighted average common shares outstanding, basic	41,924,218	41,570,412
Weighted average common shares outstanding, diluted	43,094,597	43,083,642

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$194,148	$146,173
Insurance collateral	45,315	55,052
Trade and other accounts receivable, net	475,126	472,501
Parts and supplies inventory	21,180	21,160
Prepaids and other current assets	36,218	28,378
Current deferred tax assets	91,249	91,910
Total current assets	863,236	815,174
Non-current assets:
Property, plant and equipment, net	119,641	124,869
Intangible assets, net	76,495	76,141
Non-current deferred tax assets	22,233	36,351
Insurance collateral	114,914	119,644
Goodwill	341,308	346,013
Other long-term assets	22,728	23,027
Total assets	$1,560,555	$1,541,219
Liabilities and Equity
Current liabilities:
Accounts payable	$64,383	$57,318
Accrued liabilities	241,479	257,918
Current portion of long-term debt	4,543	4,905
Total current liabilities	310,405	320,141
Long-term debt	452,803	453,600
Insurance reserves and other long-term liabilities	231,121	228,439
Total liabilities	994,329	1,002,180
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 9,871,084 and 9,606,766 issued and outstanding in 2009 and 2008, respectively)	99	96
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 142,545 issued and outstanding in 2009 and 2008)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2009 and 2008)	—	—
LP exchangeable units (32,107,500 shares issued and outstanding in 2009 and 2008)	212,361	212,361
Additional paid-in capital	128,289	124,370
Retained earnings	227,874	203,803
Accumulated other comprehensive loss	(2,398)	(1,592)
Total equity	566,226	539,039
Total liabilities and equity	$1,560,555	$1,541,219

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$24,071	$17,019
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,080	18,296
Gain on disposal of property, plant and equipment	(2)	(13)
Equity-based compensation expense	650	562
Equity in (earnings) loss of unconsolidated subsidiary	(57)	50
Dividends received	713	—
Deferred income taxes	14,595	10,356
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(2,625)	(26,308)
Parts and supplies inventory	(20)	(20)
Prepaids and other current assets	(7,840)	(5,932)
Accounts payable and accrued liabilities	(8,500)	(13,389)
Insurance accruals	3,877	(3,399)
Net cash provided by (used in) operating activities	41,942	(2,778)
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(7,207)	(2,527)
Proceeds from sale of property, plant and equipment	21	63
Acquisition of businesses, net of cash received	—	(13,278)
Net change in insurance collateral	13,310	2,125
Other investing activities	(670)	653
Net cash provided by (used in) investing activities	5,454	(12,964)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	898	12
Borrowings under revolving credit facility	—	14,000
Repayments of capital lease obligations and other debt	(1,159)	(15,151)
Increase in bank overdrafts	840	4,122
Net cash provided by financing activities	579	2,983
Change in cash and cash equivalents	47,975	(12,759)
Cash and cash equivalents, beginning of period	146,173	28,914
Cash and cash equivalents, end of period	$194,148	$16,155

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.     General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc. (“AMR”), its healthcare transportation services segment, and EmCare Holdings Inc. (“EmCare”), its outsourced hospital-based physician services segment.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the three months ended March 31, 2009 and 2008, the Company expensed $250 in respect of this fee.

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

The Company’s most recent actuarial valuation was completed in March 2009. As a result of this and previous actuarial valuations, the Company recorded an increase in its provision for insurance liabilities of approximately $0.7 million in the three months ended March 31, 2009 compared to a decrease of $2.8 million during the same period in 2008.

The long-term portion of insurance reserves was $141.0 million and $139.0 million as of March 31, 2009 and December 31, 2008, respectively.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The allowance for uncompensated care is related principally to receivables recorded for self-pay patients.  The Company’s accounts receivable and allowances are as follows:

	March 31, 2009	December 31, 2008
Gross trade accounts receivable	$1,792,126	$1,792,546
Allowance for contractual discounts	882,166	885,401
Allowance for uncompensated care	513,143	514,475
Net trade accounts receivable	396,817	392,670
Other receivables, net	78,309	79,831
Net accounts receivable	$475,126	$472,501

Other receivables represent EmCare hospital fees and subsidies and AMR fees for stand-by and special events and subsidies from community organizations.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended March 31,
	2009	2008
Gross revenue	100.0%	100.0%
Provision for contractual discounts	47.9%	45.7%
Revenue net of contractual discounts	52.1%	54.3%
Provision for uncompensated care as a percentage of gross revenue	19.6%	18.7%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	37.7%	34.4%

Healthcare billing and collection is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, on determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Retroactive adjustments may change the amounts realized from third-party payors and are considered in the recognition of revenue on an estimated basis in the period the related services are rendered. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three month periods ended March 31, 2009 and 2008.

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

As of March 31, 2009, the Company holds 23.8% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Fair Value Measurement

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157 Fair Value Measurements (“SFAS 157”) effective January 1, 2008, which among other things, requires additional disclosures about financial instruments that are reported at fair value.  SFAS 157 establishes a hierarchal disclosure framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument.  Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  As required by SFAS 157, the Company does not adjust the quoted price for these assets or liabilities.

Level 2 — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Level 3 — Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability.

The following table summarizes the valuation of EMSC’s financial instruments by the above SFAS 157 fair value hierarchy levels as of March 31, 2009:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$80,368	$59,006	$21,362	$—
Liabilities:
Derivatives	$5,195	$—	$5,195	$—

FASB Staff Position No. 157-2 (“FSP 157-2”) delayed the application of SFAS 157 to nonfinancial assets and liabilities until January 1, 2009.  Adoption of FSP 157-2 did not have an impact on the Company’s financial statements during the three months ended March 31, 2009.

3.              Acquisitions

The Company adopted SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”) effective January 1, 2009.  The impact to the Company’s consolidated financials statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to adoption of SFAS 141(R).  The Company expensed $720 upon adoption of this standard during the three months ended March 31, 2009.

In January 2009, the Company entered into an agreement for the acquisition of the air ambulance business of Skyservice Business Aviation Inc. (“Skyservice Air Ambulance”), a fixed-wing air ambulance operator based in Montreal, Canada, with operations in Quebec, Ontario and British Columbia.  Founded in 1989, Skyservice Air Ambulance provides worldwide air ambulance service.  The transaction is subject to customary closing conditions and Canadian regulatory approval.

4.              Accrued Liabilities

Accrued liabilities were as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Accrued wages and benefits	$90,288	$95,029
Accrued paid time-off	26,209	25,505
Current portion of self-insurance reserves	63,004	61,099
Accrued restructuring	195	200
Current portion of compliance and legal	3,799	2,616
Accrued billing and collection fees	3,773	4,127
Accrued profit sharing	13,963	22,954
Accrued interest	3,534	9,964
Other	36,714	36,424
Total accrued liabilities	$241,479	$257,918

5.              Long-Term Debt

Long-term debt consisted of the following at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (3.02% at March 31, 2009)	201,338	201,862
Notes due at various dates from 2009 to 2022 with interest rates from 6% to 10%	1,563	1,632
Capital lease obligations due at various dates from 2010 to 2018 (see note 7)	4,445	5,011
	457,346	458,505
Less current portion	(4,543)	(4,905)
Total long-term debt	$452,803	$453,600

6.              Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in market interest rates.  The Company’s use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.  The Company does not enter into interest rate swap agreements for trading purposes.

In March 2009, the Company amended the interest rate swap agreement originally entered into in December 2007.  The amendment changed the hedged interest rate from the 3-month LIBOR to the 1-month LIBOR.  The swap agreement is with major financial institutions with a notional principal balance of $200 million.  The amended swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.1%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had a rate of 1% at March 31, 2009) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The swap agreement will expire in December 2009.  The Company recorded a decrease to the liability associated with the fair value of the fixed interest rate swap agreement in the amount of $0.6 million for the three months ended March 31, 2009 and an increase of $4.0 million during the same period in 2008 before applicable tax impacts as a component of other comprehensive income.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.  Over the remaining term of the agreement, the Company expects to reclassify $5.2 million of deferred loss before applicable tax impacts, which represents the difference in our fixed interest rate and the projected variable interest rates, from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

7.                 Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles and leasehold improvements under capital leases.  Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Forward Purchase Commitment

In March 2009, AMR entered into a series of forward purchase contracts which fix the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010.  For the nine months ending December 31, 2009, the Company is under contract to purchase 200,000 gallons of diesel fuel per month at prices ranging from $2.63 to $2.79 per gallon.  In addition, for the twelve months ending June 30, 2010, the Company is under contract to purchase 50,000 gallons of diesel fuel per month at prices ranging from $2.85 to $2.99 per gallon.  These forward purchase contracts represent approximately 40% of the Company’s total monthly diesel fuel usage. Based on the terms of the contracts, the Company has concluded they do not qualify as derivatives.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kickback or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described directly below under “Other Legal Matters”, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

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

In December 2006, AMR received a subpoena from the DOJ.  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company continues to cooperate with governmental requests for documents and information.

Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court,

Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles.  At the present time, courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay daily overtime rates pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage and hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

8.                 Equity Based Compensation

The Company adopted the provisions of SFAS No. 123 (revised 2004) Share-Based Payment (“SFAS 123R”) on January 1, 2006 using the prospective transition method. Stock options are valued using the Black-Scholes valuation method on the date of grant.

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable; these performance measures were satisfied during the first quarter of 2009 with respect to the options granted in first quarter of 2005. Options with similar provisions were granted to non-employee directors. The Company recorded a compensation charge of $97 and $431 for the three months ended March 31, 2009 and 2008, respectively.  Options are no longer granted under the Equity Option Plan, but rather under the Company’s Amended and Restated 2007 Long-Term Incentive Plan described below.

Long-Term Incentive Plan

The Company’s original 2007 Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2008.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

The Company granted options and restricted stock to key employees during the three months ended March 31, 2009 under the Plan. The options permit employees to purchase 206,625 shares of class A common stock at a weighted average exercise price of $29.65 per share, vest ratably over a period of four years and have a maximum term of ten years.  The Company also granted 206,625 shares of restricted stock pursuant to the Plan, which vest ratably over a period of three years.

The Company recorded a compensation charge of $428 and $31 during the three months ended March 31, 2009 and 2008, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting.  In connection with this plan, the Company granted 4,145 RSUs per director after the Company’s 2008 annual stockholder meeting, plus an additional prorated amount of 2,374 RSUs to a director upon his election to the board of directors in October 2008.  The Company granted 2,705 RSUs per director in 2007.  The Company expensed $125 and $100 for the three months ended March 31, 2009 and 2008, respectively.

9.                 Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and hospital-based physician services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The hospital-based physician services reportable segment provides outsourced business services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) for purposes of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information

(“SFAS 131”), as he assesses the performance of the business units and decides how to allocate resources to the business units.

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

	Quarter ended March 31,
	2009	2008
Healthcare Transportation Services
Revenue	$336,446	$326,316
Segment Adjusted EBITDA	33,888	28,398
Hospital-Based Physician Services
Revenue	276,576	239,470
Segment Adjusted EBITDA	31,654	26,014
Total
Total revenue	613,022	565,786
Total Adjusted EBITDA	65,542	54,412
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$65,542	$54,412
Depreciation and amortization expense	(16,768)	(17,717)
Interest expense	(10,190)	(9,916)
Realized gain on investments	639	672
Interest and other income	517	302
Income tax expense	(15,726)	(10,684)
Equity in earnings (loss) of unconsolidated subsidiary	57	(50)
Net income	$24,071	$17,019

A reconciliation of Adjusted EBITDA to cash flows provided by (used in) operating activities is as follows:

	Quarter ended March 31,
	2009	2008
Adjusted EBITDA	$65,542	$54,412
Interest paid	(9,877)	(9,337)
Change in accounts receivable	(2,625)	(26,308)
Change in other operating assets/liabilities	(12,483)	(22,740)
Equity based compensation	650	562
Other	735	633
Cash flows provided by (used in) operating activities	$41,942	$(2,778)

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

Consolidating Statement of Operations

For the three months ended March 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$613,022	$6,883	$(6,883)	$613,022
Compensation and benefits	—	—	—	—	426,534	—	—	426,534
Operating expenses	—	—	—	—	84,672	—	—	84,672
Insurance expense	—	—	—	—	21,154	8,233	(6,883)	22,504
Selling, general and administrative expenses	—	—	—	—	15,036	—	—	15,036
Depreciation and amortization expense	—	—	—	—	16,768	—	—	16,768
Income (loss) from operations	—	—	—	—	48,858	(1,350)	—	47,508
Interest income from restricted assets	—	—	—	—	555	711	—	1,266
Interest expense	—	—	—	—	(10,190)	—	—	(10,190)
Realized gain on investments	—	—	—	—	—	639	—	639
Interest and other income	—	—	—	—	517	—	—	517
Income before income taxes	—	—	—	—	39,740	—	—	39,740
Income tax expense	—	—	—	—	(15,726)	—	—	(15,726)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	24,014	—	—	24,014
Equity in earnings of unconsolidated subsidiaries	24,071	24,071	9,344	14,728	57	—	(72,214)	57
Net income	$24,071	$24,071	$9,344	$14,728	$24,071	$—	$(72,214)	$24,071

Consolidating Statement of Operations
For the three months ended March 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$565,786	$10,757	$(10,757)	$565,786
Compensation and benefits	—	—	—	—	394,351	—	—	394,351
Operating expenses	—	—	—	—	83,223	—	—	83,223
Insurance expense	—	—	—	—	19,218	12,502	(10,757)	20,963
Selling, general and administrative expenses	—	—	—	—	14,592	—	—	14,592
Depreciation and amortization expense	—	—	—	—	17,717	—	—	17,717
Income (loss) from operations	—	—	—	—	36,685	(1,745)	—	34,940
Interest income from restricted assets	—	—	—	—	682	1,073	—	1,755
Interest expense	—	—	—	—	(9,916)	—	—	(9,916)
Realized gain on investments	—	—	—	—	—	672	—	672
Interest and other income	—	—	—	—	302	—	—	302
Income before income taxes	—	—	—	—	27,753	—	—	27,753
Income tax expense	—	—	—	—	(10,684)	—	—	(10,684)
Income before equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	17,069	—	—	17,069
Equity in earnings (loss) of unconsolidated subsidiaries	17,019	17,019	5,061	11,958	(50)	—	(51,057)	(50)
Net income	$17,019	$17,019	$5,061	$11,958	$17,019	$—	$(51,057)	$17,019

Consolidating Balance Sheet

As of March 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$177,516	$16,632	$—	$194,148
Insurance collateral	—	—	—	—	17,587	58,496	(30,768)	45,315
Trade and other accounts receivable, net	—	—	—	—	474,272	854	—	475,126
Parts and supplies inventory	—	—	—	—	21,180	—	—	21,180
Other current assets	—	—	—	—	33,528	2,690	—	36,218
Current deferred tax assets	—	—	—	—	87,415	3,834	—	91,249
Current assets	—	—	—	—	811,498	82,506	(30,768)	863,236
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	119,641	—	—	119,641
Intercompany receivable	14,989	113,400	265,042	182,146	—	—	(575,577)	—
Intangible assets, net	—	—	—	—	76,495	—	—	76,495
Non-current deferred tax assets	—	—	—	—	26,548	(4,315)	—	22,233
Insurance collateral	—	—	—	—	39,588	72,771	2,555	114,914
Goodwill	—	—	—	—	340,850	458	—	341,308
Other long-term assets	—	—	5,342	2,356	15,030	—	—	22,728
Investment and advances in subsidiaries	551,237	437,837	250,380	187,443	41,125	—	(1,468,022)	—
Assets	$566,226	$551,237	$520,764	$371,945	$1,470,775	$151,420	$(2,071,812)	$1,560,555
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$64,317	$66	$—	$64,383
Accrued liabilities	—	—	1,915	1,619	204,615	34,581	(1,251)	241,479
Current portion of long-term debt	—	—	1,447	650	2,446	—	—	4,543
Current liabilities	—	—	3,362	2,269	271,378	34,647	(1,251)	310,405
Long-term debt	—	—	265,976	183,265	3,562	—	—	452,803
Other long-term liabilities	—	—	—	—	187,930	70,153	(26,962)	231,121
Intercompany	—	—	—	—	570,082	5,495	(575,577)	—
Liabilities	—	—	269,338	185,534	1,032,952	110,295	(603,790)	994,329
Equity:
Class A common stock	99	—	—	—	—	30	(30)	99
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	128,289	—	—	—	—	4,316	(4,316)	128,289
Retained earnings	227,874	227,874	64,751	163,123	227,860	33,403	(717,011)	227,874
Comprehensive income (loss)	(2,398)	(2,398)	(2,719)	321	(2,398)	3,376	3,818	(2,398)
Equity	566,226	551,237	251,426	186,411	437,823	41,125	(1,468,022)	566,226
Liabilities and Equity	$566,226	$551,237	$520,764	$371,945	$1,470,775	$151,420	$(2,071,812)	$1,560,555

Consolidating Balance Sheet

As of December 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$140,452	$5,721	$—	$146,173
Insurance collateral	—	—	—	—	18,618	40,751	(4,317)	55,052
Trade and other accounts receivable, net	—	—	—	—	471,546	955	—	472,501
Parts and supplies inventory	—	—	—	—	21,160	—	—	21,160
Other current assets	—	—	—	—	28,339	39	—	28,378
Current deferred tax assets	—	—	—	—	88,076	3,834	—	91,910
Current assets	—	—	—	—	768,191	51,300	(4,317)	815,174
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	124,869	—	—	124,869
Intercompany receivable	11,067	113,400	268,581	185,250	—	—	(578,298)	—
Intangible assets, net	—	—	—	—	76,141	—	—	76,141
Non-current deferred tax assets	—	—	—	—	40,666	(4,315)	—	36,351
Insurance collateral	—	—	—	—	39,923	81,062	(1,341)	119,644
Goodwill	—	—	—	—	345,555	458	—	346,013
Other long-term assets	—	—	5,496	2,513	15,018	—	—	23,027
Investment and advances in subsidiaries	527,972	414,572	241,438	173,120	33,216	—	(1,390,318)	—
Assets	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$57,260	$58	$—	$57,318
Accrued liabilities	—	—	5,247	4,717	216,692	31,263	(1)	257,918
Current portion of long-term debt	—	—	1,590	715	2,600	—	—	4,905
Current liabilities	—	—	6,837	5,432	276,552	31,321	(1)	320,141
Long-term debt	—	—	266,194	183,363	4,043	—	—	453,600
Other long-term liabilities	—	—	—	—	175,623	58,473	(5,657)	228,439
Intercompany	—	—	—	—	572,803	5,495	(578,298)	—
Liabilities	—	—	273,031	188,795	1,029,021	95,289	(583,956)	1,002,180
Equity:
Class A common stock	96	—	—	—	—	30	(30)	96
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	124,370	—	—	—	—	4,316	(4,316)	124,370
Retained earnings	203,803	203,803	55,406	148,397	203,789	24,337	(635,732)	203,803
Comprehensive income (loss)	(1,592)	(1,592)	(2,316)	724	(1,592)	4,533	243	(1,592)
Equity	539,039	527,972	242,484	172,088	414,558	33,216	(1,390,318)	539,039
Liabilities and Equity	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$42,976	$(1,034)	$41,942
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(7,207)	—	(7,207)
Proceeds from sale of property, plant and equipment	—	—	—	—	21	—	21
Net change in insurance collateral	—	—	—	—	1,365	11,945	13,310
Net change in deposits and other assets	—	—	—	—	(670)	—	(670)
Net cash provided by (used in) investing activities	—	—	—	—	(6,491)	11,945	5,454
Cash Flows from Financing Activities
EMSC issuance of class A common stock	898	—	—	—	—	—	898
Repayments of capital lease obligations and other debt	—	—	—	—	(1,159)	—	(1,159)
Increase in bank overdrafts	—	—	—	—	840	—	840
Net intercompany borrowings (payments)	(898)	—	—	—	898	—	—
Net cash provided by financing activities	—	—	—	—	579	—	579
Change in cash and cash equivalents	—	—	—	—	37,064	10,911	47,975
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173
Cash and cash equivalents, end of period	$—	$—	$—	$—	$177,516	$16,632	$194,148

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash used in operating activities	$—	$—	$—	$—	$(1,053)	$(1,725)	$(2,778)
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(2,527)	—	(2,527)
Proceeds from sale of property, plant and equipment	—	—	—	—	63	—	63
Acquisition of businesses, net of cash received	—	—	—	—	(13,278)	—	(13,278)
Net change in insurance collateral	—	—	—	—	3,500	(1,375)	2,125
Net change in deposits and other assets	—	—	—	—	653	—	653
Net cash used in investing activities	—	—	—	—	(11,589)	(1,375)	(12,964)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	12	—	—	—	—	—	12
Repayments of capital lease obligations and other debt	—	—	—	—	(15,151)	—	(15,151)
Increase in bank overdrafts	—	—	—	—	4,122	—	4,122
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(12)	—	—	—	12	—	—
Net cash provided by financing activities	—	—	—	—	2,983	—	2,983
Change in cash and cash equivalents	—	—	—	—	(9,659)	(3,100)	(12,759)
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914
Cash and cash equivalents, end of period	$—	$—	$—	$—	$15,328	$827	$16,155

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

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 23, 2009.

Company Overview

We are a leading provider of emergency medical services in the United States. We operate our business and market our services under the AMR and EmCare brands.   We believe that AMR, over its more than 50 years of operating history, has become the leading provider of ambulance transport services in the United States.  We believe that EmCare, over its more than 35 years of operating history, has become the leading provider of outsourced emergency department staffing and management services in the United States and also provides hospital-based services for hospitalist/inpatient, radiology, and anesthesiology departments.

Key Factors and Measures We Use to Evaluate Our Business

The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue is gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates.

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the quarters ended March 31, 2009 and 2008.  In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Net Revenue		Percentage of Total Volume
	Q1 2009	Q1 2008	Q1 2009	Q1 2008
Medicare	23.8%	24.9%	25.9%	26.8%
Medicaid	4.5%	4.6%	10.8%	10.6%
Commercial insurance and managed care	49.8%	49.5%	42.2%	41.7%
Self-pay	4.1%	4.6%	21.1%	20.9%
Fees and subsidies	17.8%	16.5%	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 88% of AMR’s net revenue for the three months ended March 31, 2009 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports, and weighted in certain of our analyses) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2009, approximately 85% was derived from our hospital contracts for emergency department staffing and approximately 15% was derived from hospitalist, anesthesiology, radiology and other hospital management services. Approximately 79% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 21% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters (segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters, and weighted in certain of our analyses), net revenue per patient encounter, and number of contracts.  Due to our expansion in the radiology and anesthesiology markets which typically generate lower net revenue per encounter than emergency room visits, patient encounters are now being weighted to make net revenue per encounter comparable across all of EmCare’s markets.

 The change from period to period in the number of patient encounters under our “same store” contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control.

The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare’s key cost measures include provider compensation per patient encounter and professional liability costs.

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a continued reduction in the frequency, severity and development of claims.

Recent Developments

The Company adopted SFAS No. 141 (revised 2007) Business Combinations (“SFAS 141(R)”) effective January 1, 2009.  The new standard replaces FASB Statement No. 141 and establishes requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interests.  The impact to the Company’s consolidated financial statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to adoption of SFAS 141(R).

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 8.0% and 13.1% of AMR’s operating expenses for the three months ended March 31, 2009 and 2008, respectively.  Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis were less than 1% of net revenue for the three month periods ended March 31, 2009 and 2008.

Results of Operations

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings (loss) of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, interest expense and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by (used in) operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended March 31, 2009		Quarter ended March 31, 2008
		% of net revenue		% of net revenue
Net revenue	$613,022	100.0%	$565,786	100.0%
Compensation and benefits	426,534	69.6	394,351	69.7
Operating expenses	84,672	13.8	83,223	14.7
Insurance expense	22,504	3.7	20,963	3.7
Selling, general and administrative expenses	15,036	2.5	14,592	2.6
Interest income from restricted assets	(1,266)	(0.2)	(1,755)	(0.3)
Adjusted EBITDA	65,542	10.7	54,412	9.6
Depreciation and amortization expenses	(16,768)	(2.7)	(17,717)	(3.1)
Interest expense	(10,190)	(1.7)	(9,916)	(1.8)
Realized gain on investments	639	0.1	672	0.1
Interest and other income	517	0.1	302	0.1
Income tax expense	(15,726)	(2.6)	(10,684)	(1.9)
Equity in earnings (loss) of unconsolidated subsidiary	57	0.0	(50)	(0.0)
Net income	$24,071	3.9%	$17,019	3.0%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by (Used in) Operating Activities

(dollars in thousands)

	Quarter ended March 31,
	2009	2008
Adjusted EBITDA	$65,542	$54,412
Interest paid	(9,877)	(9,337)
Change in accounts receivable	(2,625)	(26,308)
Change in other operating assets/liabilities	(12,483)	(22,740)
Equity based compensation	650	562
Other	735	633
Cash flows provided by (used in) operating activities	$41,942	$(2,778)

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended March 31, 2009		Quarter ended March 31, 2008
		% of net revenue		% of net revenue
Net revenue	$336,446	100.0%	$326,316	100.0%
Compensation and benefits	208,274	61.9	203,979	62.5
Operating expenses	74,535	22.2	74,091	22.7
Insurance expense	11,088	3.3	11,188	3.4
Selling, general and administrative expenses	9,216	2.7	9,342	2.9
Interest income from restricted assets	(555)	(0.2)	(682)	(0.2)
Adjusted EBITDA	33,888	10.1	28,398	8.7
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	33,888	10.1	28,398	8.7
Depreciation and amortization expenses	(12,706)	(3.8)	(14,386)	(4.4)
Interest income from restricted assets	(555)	(0.2)	(682)	(0.2)
Income from operations	$20,627	6.1%	$13,330	4.1%

EmCare

	Quarter ended March 31, 2009		Quarter ended March 31, 2008
		% of net revenue		% of net revenue
Net revenue	$276,576	100.0%	$239,470	100.0%
Compensation and benefits	218,260	78.9	190,372	79.5
Operating expenses	10,137	3.7	9,132	3.8
Insurance expense	11,416	4.1	9,775	4.1
Selling, general and administrative expenses	5,820	2.1	5,250	2.2
Interest income from restricted assets	(711)	(0.3)	(1,073)	(0.4)
Adjusted EBITDA	31,654	11.4	26,014	10.9
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	31,654	11.4	26,014	10.9
Depreciation and amortization expenses	(4,062)	(1.5)	(3,331)	(1.4)
Interest income from restricted assets	(711)	(0.3)	(1,073)	(0.4)
Income from operations	$26,881	9.7%	$21,610	9.0%

Quarter ended March 31, 2009 compared to the quarter ended March 31, 2008

Consolidated

Our results for the three months ended March 31, 2009 reflect an increase in net revenue of $47.2 million and an increase in net income of $7.1 million compared to the three months ended March 31, 2008.  The increase in net income is attributable primarily to an increase in operating income of $12.6 million partially offset by an increase in income tax expense.  Basic and diluted earnings per share were $0.57 and $0.56, respectively, for the three months ended March 31, 2009.  Basic and diluted earnings per share were $0.41 and $0.40, respectively, for the same period in 2008.

Net revenue. For the three months ended March 31, 2009, we generated net revenue of $613.0 million compared to net revenue of $565.8 million for the three months ended March 31, 2008, representing an increase of 8.3%.  The increase is attributable primarily to increases in rates and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $65.5 million, or 10.7% of net revenue, for the three months ended March 31, 2009 compared to $54.4 million, or 9.6% of net revenue, for the three months ended March 31, 2008.

Interest expense. Interest expense for the three months ended March 31, 2009 was $10.2 million compared to $9.9 million for the three months ended March 31, 2008.

Income tax expense. Income tax expense increased by $5.0 million for the three months ended March 31, 2009 compared to the same period in 2008.  Our effective tax rate for the three months ended March 31, 2009 was 39.5%, compared to 38.5% for the same period in 2008.

AMR

Net revenue. Net revenue for the three months ended March 31, 2009 was $336.4 million, an increase of $10.1 million, or 3.1%, from $326.3 million for the same period in 2008. The increase in net revenue was due primarily to an increase in net revenue per transport of 7.2%, or $22.5 million, partially offset by a decrease of 3.8%, or $12.3 million, in weighted transport volume.  Of the increase in net revenue per transport, 4.6% is attributable primarily to various rate increases, including a Medicare fee increase effective January 1, 2009, and the remainder is due primarily to growth in our managed transportation business.  Weighted transports decreased 28,900 from the same quarter last year.  The change was due to a decrease in weighted transport volume in existing markets of 3.3% due primarily to a milder flu season and one less day in the first quarter of 2009 and a decrease of 12,100 weighted transports from the exit of certain markets, partially offset by 7,700 weighted transports from our entrance into new markets.

Compensation and benefits. Compensation and benefit costs for the three months ended March 31, 2009 were $208.3 million, or 61.9% of net revenue, compared to $204.0 million, or 62.5% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 4.1%, or $4.5 million, attributable primarily to annual wage rate increases.   Ambulance unit hours decreased period over period by 1.1%, or $1.2 million, due primarily to the reduction in volume in existing markets and our exit of certain markets during 2008, partially offset by entrance into new markets.  Compensation and benefits decreased as a percentage of net revenue due primarily to improvements in the cost of deployment and the growth in our managed transportation business.  Our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the three months ended March 31, 2009 were $74.5 million, or 22.2% of net revenue, compared to $74.1 million, or 22.7% of net revenue, for the three months ended March 31, 2008. Operating expenses per weighted transport increased 4.6% in the three months ended March 31, 2009 compared to the same period in 2008.  The change is due primarily to an increase of $4.1 million in operating expenses associated with growth in our managed transportation business, partially offset by decreased fuel costs of $3.7 million, including approximately $3.0 million related to lower fuel rates.

Insurance expense. Insurance expense for the three months ended March 31, 2009 was $11.1 million, or 3.3% of net revenue, compared to $11.2 million, or 3.4% of net revenue, for the same period in 2008.  We recorded an increase of prior year insurance provisions of $0.6 million during the three months ended March 31, 2009 compared to a decrease of $1.9 million during the three months ended March 31, 2008.  Insurance expense was also reduced by lower premiums and fees in 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2009 was $9.2 million, or 2.7% of net revenue, compared to $9.3 million, or 2.9% of net revenue, for the three months ended March 31, 2008.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2009 was $12.7 million, or 3.8% of net revenue, compared to $14.4 million, or 4.4% of net revenue, for the same period in 2008.  The decrease is related primarily to reduced annual capital expenditures in 2008.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2009 was $276.6 million, an increase of $37.1 million, or 15.5%, from $239.5 million for the three months ended March 31, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2007, we added 86 net new contracts which accounted for a net revenue increase of $28.1 million for the three months ended March 31, 2009.  Of the 86 net new contracts added since December 31, 2007, 79 were added in 2008 resulting in an incremental increase in 2009 net revenue of $26.9 million. Of the 79 contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $2.0 million during the three months ended March 31, 2009.  During the three months ended March 31, 2009, EmCare added 24 new contracts and terminated 17 contracts resulting in an increase in net revenue of $1.2 million.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $6.7 million, or 3.3%, for the three months ended March 31, 2009.  The change is due primarily to a 3.9% increase in revenue per weighted patient encounter as a result of rate increases from our third-party payors.  The number of current period same store weighted patient encounters decreased 0.6% over same store weighted patient encounters in the prior period due primarily to a milder flu season and one less day in the first quarter of 2009.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2009 were $218.3 million, or 78.9% of net revenue, compared to $190.4 million, or 79.5% of net revenue for the same period in 2008. Provider compensation costs increased $20.8 million from net new contract additions. Same store provider compensation costs were $2.6 million over prior period due primarily to a 2.6% increase in provider compensation per weighted patient encounter.  Non-provider compensation and benefits costs increased by $4.5 million due primarily to our recent acquisitions and additional incentive related accruals.

Operating expenses. Operating expenses for the three months ended March 31, 2009 were $10.1 million, or 3.7% of net revenue, compared to $9.1 million, or 3.8% of net revenue, for the same period in 2008.  Operating expenses increased due primarily to the increase in off-hours radiology coverage for new contracts.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2009 was $11.4 million, or 4.1% of net revenue, compared to $9.8 million, or 4.1% of net revenue, for the three months ended March 31, 2008.  We recorded an increase of prior year insurance provisions of $0.1 million during the three months ended March 31, 2009 compared to a decrease of $0.9 million during the three months ended March 31, 2008.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2009 was $5.8 million, or 2.1% of net revenue, compared to $5.3 million, or 2.2% of net revenue, for the three months ended March 31, 2008.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2009 was $4.1 million, or 1.5% of net revenue, compared to $3.3 million, or 1.4% of net revenue, for the three months ended March 31, 2008.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended

December 31, 2008 and incorporated by reference herein. As of March 31, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, net cash from our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $43.2 million at March 31, 2009. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Quarter ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$41,942	$(2,778)
Investing activities	5,454	(12,964)
Financing activities	579	2,983

Operating activities. Net cash provided by operating activities was $41.9 million for the three months ended March 31, 2009 compared to net cash used in operating activities of $2.8 million for the same period in 2008.  The increase in operating cash flows relates primarily to an increase in net income, further reductions in days sales outstanding, or DSO, and changes in insurance accruals.

We regularly analyze DSO which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The reductions since December 31, 2008 shown below are due to additional collections on accounts receivable as a result of continued billing and collection process enhancements at both AMR and EmCare.  The following table outlines our DSO by segment and in total excluding the impact of AMR’s 2008 deployments under its contract with the Federal Emergency Management Agency:

	Q1 2009	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007
AMR	74	79	83	86	87	89
EmCare	65	68	72	76	79	79
EMSC	70	74	78	82	84	85

Investing activities.  Net cash provided by investing activities was $5.5 million for the three months ended March 31, 2009 compared to net cash used in investing activities of $13.0 million for the same period in 2008.  The increase relates primarily to cash used for the acquisition of business of $13.3 million during the three months ended March 31, 2008.  There was no cash used for acquisitions during the first quarter of 2009.  Net capital expenditure spending was $7.2 million during the three months ended March 31, 2009 compared to $2.5 million for the same period in 2008 and was due primarily to timing differences.  Cash flows provided by changes in insurance collateral increased $11.2 million related primarily to timing differences in insurance funding.

Financing activities. For the three months ended March 31, 2009, net cash provided by financing activities was $0.6 million compared to $3.0 million for the same period in 2008.  At March 31, 2009, there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings.  While we have entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments.  Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  In March 2009, we amended the interest rate swap agreement originally entered into in December 2007.  The amendment changed the hedged interest rate from the 3-month LIBOR to the 1-month LIBOR.  The amended swap agreement is with major financial institutions and amounts to $200 million of our variable rate debt.  This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.1%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had rate of 1% at March 31, 2009) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate.  The swap agreement expires in December 2009.

As of March 31, 2009, we had $452.9 million of debt excluding capital leases, of which $1.3 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.2% will impact our interest costs by less than $0.1 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2009

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 6, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on February 23, 2009.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 5. OTHER INFORMATION

In connection with Mark E. Bruning’s promotion as President of our American Medical Response segment, effective as of May 4, 2009, we approved an increase in Mr. Bruning’s annual base salary to $400,000. Mr. Bruning was deemed a named executive officer for the fiscal year ended December 31, 2008 in our most recent proxy statement on Form DEF 14A, which was filed with the Securities and Exchange Commission on April 22, 2009.

ITEM 6. EXHIBITS

10.1.2	Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation.*

10.3.1	Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation.*

10.4.1	Amendment to Employment Agreement, dated March 12, 2009, between Todd G. Zimmerman and Emergency Medical Services Corporation.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

May 6, 2009	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

May 6, 2009	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

EXHIBIT INDEX

10.1.2	Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation.*

10.3.1	Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation.*

10.4.1	Amendment to Employment Agreement, dated March 12, 2009, between Todd G. Zimmerman and Emergency Medical Services Corporation.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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