Form 10-Q
period 2009-09-30
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2009-11-04
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Shares of class A common stock outstanding at October 30, 2009 — 19,865,513; shares of class B common stock outstanding at October 30, 2009 — 133,957; LP exchangeable units outstanding at October 30, 2009 — 22,916,088.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenue	$665,056	$679,328	$1,915,369	$1,816,193
Compensation and benefits	467,625	426,755	1,332,787	1,221,607
Operating expenses	85,510	135,087	252,355	302,014
Insurance expense	24,845	25,109	75,706	63,640
Selling, general and administrative expenses	15,871	20,509	47,186	50,621
Depreciation and amortization expense	15,733	16,993	48,658	52,156
Income from operations	55,472	54,875	158,677	126,155
Interest income from restricted assets	1,082	1,623	3,468	5,113
Interest expense	(10,280)	(11,117)	(30,749)	(31,387)
Realized gain on investments	544	768	2,030	3,011
Interest and other income	502	508	1,442	1,097
Income before income taxes and equity in earnings of unconsolidated subsidiary	47,320	46,657	134,868	103,989
Income tax expense	(18,533)	(18,138)	(53,144)	(40,170)
Income before equity in earnings of unconsolidated subsidiary	28,787	28,519	81,724	63,819
Equity in earnings of unconsolidated subsidiary	91	98	244	152
Net income	28,878	28,617	81,968	63,971
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	761	(869)	(1,773)	(2,629)
Unrealized gains (losses) on derivative financial instruments	1,105	205	2,372	(555)
Comprehensive income	$30,744	$27,953	$82,567	$60,787

Basic earnings per common share	$0.67	$0.69	$1.93	$1.54
Diluted earnings per common share	$0.66	$0.66	$1.89	$1.49
Weighted average common shares outstanding, basic	42,809,582	41,637,765	42,366,065	41,594,270
Weighted average common shares outstanding, diluted	43,769,788	43,062,364	43,402,818	43,058,904

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$331,105	$146,173
Insurance collateral	30,192	55,052
Trade and other accounts receivable, net	464,241	472,501
Parts and supplies inventory	21,226	21,160
Prepaids and other current assets	40,657	28,378
Current deferred tax assets	17,874	91,910
Total current assets	905,295	815,174
Non-current assets:
Property, plant and equipment, net	123,520	124,869
Intangible assets, net	73,034	76,141
Non-current deferred tax assets	—	36,351
Insurance collateral	138,662	119,644
Goodwill	337,433	346,013
Other long-term assets	22,067	23,027
Total assets	$1,600,011	$1,541,219
Liabilities and Equity
Current liabilities:
Accounts payable	$67,844	$57,318
Accrued liabilities	262,866	257,918
Current portion of long-term debt	3,462	4,905
Total current liabilities	334,172	320,141
Long-term debt	451,751	453,600
Non-current deferred tax liability	5,673	—
Insurance reserves and other long-term liabilities	167,013	228,439
Total liabilities	958,609	1,002,180
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 19,823,327 and 9,606,766 issued and outstanding in 2009 and 2008, respectively)	198	96
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 133,957 and 142,545 issued and outstanding in 2009 and 2008, respectively)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2009 and 2008)	—	—
LP exchangeable units (22,916,088 and 32,107,500 shares issued and outstanding in 2009 and 2008, respectively)	151,568	212,361
Additional paid-in capital	204,857	124,370
Retained earnings	285,771	203,803
Accumulated other comprehensive loss	(993)	(1,592)
Total equity	641,402	539,039
Total liabilities and equity	$1,600,011	$1,541,219

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cash Flows from Operating Activities
Net income	$28,878	$28,617	$81,968	$63,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,242	17,465	49,983	53,734
Loss (gain) on disposal of property, plant and equipment	33	(41)	69	(144)
Equity-based compensation expense	1,121	717	2,875	1,841
Equity in earnings of unconsolidated subsidiary	(91)	(98)	(244)	(152)
Dividends received	—	—	713	—
Deferred income taxes	18,061	17,827	49,989	36,449
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	7,574	(40,747)	8,448	(54,499)
Parts and supplies inventory	41	(53)	(66)	(67)
Prepaids and other current assets	(6,270)	(2,763)	(1,580)	(7,401)
Accounts payable and accrued liabilities	(1,007)	52,316	10,613	42,027
Insurance accruals	4,280	1,807	7,033	(5,333)
Net cash provided by operating activities	68,862	75,047	209,801	130,426
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(13,576)	(11,574)	(33,661)	(21,754)
Proceeds from sale of property, plant and equipment	41	127	101	347
Acquisition of businesses, net of cash received	(1,241)	(8,368)	(1,374)	(28,325)
Net change in insurance collateral	6,002	1,127	4,069	15,983
Other investing activities	(166)	764	(809)	3,392
Net cash used in investing activities	(8,940)	(17,924)	(31,674)	(30,357)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	2,437	1,875	7,160	1,920
Repayments of capital lease obligations and other debt	(1,214)	(1,285)	(3,826)	(18,006)
Increase in bank overdrafts	2,821	4,950	3,471	8,785
Borrowings under revolving credit facility	—	—	—	14,000
Net cash provided by financing activities	4,044	5,540	6,805	6,699
Change in cash and cash equivalents	63,966	62,663	184,932	106,768
Cash and cash equivalents, beginning of period	267,139	73,019	146,173	28,914
Cash and cash equivalents, end of period	$331,105	$135,682	$331,105	$135,682

Non-cash Activities
Capital lease obligations incurred	$—	$—	$—	$682

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.              General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and nine months ended September 30, 2009 and 2008, the Company expensed $250 and $750, respectively, in respect of this fee.

2.              Summary of Significant Accounting Policies

Consolidation

The consolidated financial statements include all wholly-owned subsidiaries of EMSC, including AMR and EmCare and their respective subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company’s most recent actuarial valuation was completed in September 2009. As a result of this actuarial valuation, the Company recorded a decrease of $0.9 million during the three months ended September 30, 2009 in its provision for insurance liabilities related to reserves for losses in prior years.  A total increase of $4.3 million was recorded during the nine months ended September 30, 2009.  As a result of the actuarial valuation completed in September 2008, the Company recorded an increase in its provision for insurance liabilities of approximately $2.1 million during the three months ended September 30, 2008.  For the nine months ended September 30, 2008, the Company recorded a reduction of approximately $4.0 million related to its reserves for losses in prior years.

The long-term portion of insurance reserves was $138.3 million and $139.0 million as of September 30, 2009 and December 31, 2008, respectively.

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

	September 30, 2009	December 31, 2008
Gross trade accounts receivable	$1,925,672	$1,792,546
Allowance for contractual discounts	970,660	885,401
Allowance for uncompensated care	573,135	514,475
Net trade accounts receivable	381,877	392,670
Other receivables, net	82,364	79,831
Net accounts receivable	$464,241	$472,501

Other receivables represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.

AMR contractual allowances are determined primarily on payor reimbursement schedules that are included and regularly updated in the billing systems, and by historical collection experience.  The billing systems calculate the difference between payor specific gross billings and contractually agreed to, or governmentally driven, reimbursement rates.  The allowance for uncompensated care at AMR is related principally to receivables recorded for self-pay patients.  AMR’s allowances on self-pay accounts receivable are estimated on claim level, historical write-off experience.

Accounts receivable allowances at EmCare are estimated based on cash collection and write-off experience at a facility level contract and facility specific payor mix.  These allowances are reviewed and adjusted monthly through revenue provisions.  In addition, a look-back analysis is done, typically after 15 months, to compare actual cash collected on a date of service basis to the revenue recorded for that period.  Any adjustment necessary for an overage or deficit in these allowances based on actual collections is recorded through a revenue adjustment in the current period.

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	49.2%	43.4%	48.9%	45.0%
Revenue net of contractual discounts	50.8%	56.6%	51.1%	55.0%
Provision for uncompensated care as a percentage of gross revenue	20.3%	19.7%	20.1%	19.2%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	39.9%	34.8%	39.3%	35.0%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three and nine month periods ending September 30, 2009 and 2008.

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

On August 12, 2009, a public secondary offering was closed in which 9.2 million shares of class A common stock were sold by certain persons who are affiliated with the Company’s principal equity holder. In order to affect the secondary offering, holders of LP exchangeable units exchanged 9.2 million units into class B common stock.  Upon transfer, the class B common stock converted automatically into the 9.2 million shares of class A common stock sold in the offering. Proceeds from the offering were paid entirely to the selling stockholders.

As of September 30, 2009, the Company holds 46.5% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Fair Value Measurement

Effective January 1, 2008, the Company began providing additional disclosures about financial instruments that are reported at fair value.  Balances are classified based on a hierarchal framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument.  Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date.  The Company does not adjust the quoted price for these assets or liabilities.

Level 2 – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

Level 3 – Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability.

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of September 30, 2009:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$85,771	$67,804	$17,967	$—
Liabilities:
Derivatives	$1,920	$—	$1,920	$—

The Company also estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at September 30, 2009 was approximately $266 million with a carrying value of $250 million.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) modified the analysis required to identify controlling financial interest in variable interest entities.  The new requirements are effective for the Company beginning on January 1, 2010.  Management does not expect the adoption of these new requirements to have a material effect on the Company’s consolidated financial statements and related disclosures.

In June 2009, the FASB clarified circumstances under which a transferor has surrendered control and, thus, should remove the asset together with any related liabilities from its balance sheet.  The guidance is effective for the Company beginning on January 1, 2010.  Management does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2009, the FASB defined further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued.  The new requirements are effective for the Company beginning on April 1, 2009.  In accordance with these requirements, the Company’s management has evaluated events subsequent to September 30, 2009 through November 4, 2009 which is the issuance date of this report.  There has been no material event noted in this period which would impact the results reflected in this report, the Company’s results going forward, or require additional disclosure.

3.              Acquisitions

Effective January 1, 2009, the Company adopted changes in requirements for recording costs associated with business combinations.  The impact to the Company’s consolidated financials statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to January 1, 2009.  The Company expensed $257 upon adoption of the new requirements and expensed a total of $911 during the nine months ended September 30, 2009.  There were no associated costs expensed during the three months ended September 30, 2009.  These costs are included in operating expenses on the accompanying statement of operations and previously would have been recorded as a component of goodwill.

In January 2009, the Company entered into an agreement for the acquisition of the air ambulance business of Skyservice Business Aviation Inc. (“Skyservice Air Ambulance”), a fixed-wing air ambulance operator based in Montreal, Canada, with operations in Quebec, Ontario and British Columbia.  Founded in 1989, Skyservice Air Ambulance provides worldwide air ambulance service.  Completion of the transaction is subject to currently pending Canadian regulatory approval.

4.              Income Taxes

The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities.  In preparation for such examinations, the Company established reserves for uncertain tax positions beginning in the first quarter of 2007.  The Company periodically assesses the amount of such reserves and adjusts the reserve balances as necessary.  During the third quarter of 2009, the Company reduced its unrecognized tax benefits by $64.4 million related to prior year tax positions, which were recorded in Insurance Reserves and Other Long-term Liabilities on the accompanying balance sheets.  The reduction to these tax liabilities was offset primarily in Current Deferred Tax Assets.

5.              Accrued Liabilities

Accrued liabilities were as follows at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Accrued wages and benefits	$98,820	$95,029
Accrued paid time-off	25,817	25,505
Current portion of self-insurance reserves	68,840	61,099
Accrued restructuring	186	200
Current portion of compliance and legal	3,614	2,616
Accrued billing and collection fees	4,455	4,127
Accrued profit sharing	27,066	22,954
Accrued interest	3,551	9,964
Other	30,517	36,424
Total accrued liabilities	$262,866	$257,918

6.              Long-Term Debt

Long-term debt consisted of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (2.26% at September 30, 2009)	200,289	201,862
Notes due at various dates from 2009 to 2022 with interest rates from 6% to 10%	1,378	1,632
Capital lease obligations due at various dates from 2010 to 2018 (see note 8)	3,546	5,011
	455,213	458,505
Less current portion	(3,462)	(4,905)
Total long-term debt	$451,751	$453,600

7.              Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in market interest rates.  The Company’s use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.  The Company does not enter into interest rate swap agreements for speculative purposes.

In March 2009, the Company amended the interest rate swap agreement originally entered into in December 2007.  The amendment changed the hedged interest rate from the 3-month LIBOR to the 1-month LIBOR.  The swap agreement is with major financial institutions with a notional principal balance of $200 million.  The amended swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.1%.  The Company continues to make interest payments based on the variable rate associated with the debt (based on LIBOR which had a rate of less than 1% at September 30, 2009) and periodically settles with its counterparties for the difference between the rate paid and the fixed rate. The swap agreement will expire in December 2009.  The Company recorded, as a component of other comprehensive income, a decrease to the liability associated with the fair value of the fixed interest rate swap agreement in the amount of $1.8 million and $3.9 million for the three and nine months ended September 30, 2009, respectively, and an increase of $1.0 million and $1.1 million during the same periods in 2008, in each case before applicable tax impacts.  The net additional interest payments made or received under this swap agreement are recognized in interest expense.  Over the remaining term of the agreement, the Company expects to reclassify $1.9 million of deferred loss before applicable tax impacts from accumulated other comprehensive loss to interest expense as related interest payments that are being hedged are recognized.

8.              Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain vehicles and records certain leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Forward Purchase Commitment

Beginning in March 2009, AMR entered into a series of forward purchase contracts which fix the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010.  For the three months ending December 31, 2009, the Company is under contract to purchase 200,000 gallons of diesel fuel per month at a price of $2.79 per gallon.  For the nine months ending June 30, 2010, the Company is under contract to purchase 50,000 gallons of diesel fuel per month at prices ranging from $2.91 to $2.99 per gallon.  These forward purchase contracts represent approximately 40% of the Company’s total monthly diesel fuel usage.  Based on the terms of the contracts, the Company has concluded they do not qualify as derivatives.  The impact related to these contracts during the nine months ended September 30, 2009 was additional operating expense of $0.1 million.  There was not a material impact to operating expense related to these contracts during the three months ended September 30, 2009.

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

In December 2006, AMR received a subpoena from the Department of Justice.  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company continues to cooperate with governmental requests for documents and information.

Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles.  At the present time, courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

The Company is involved in other litigation arising in the ordinary course of business.  Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

9.              Equity Based Compensation

The Company’s stock options are valued using the Black-Scholes valuation model on the date of grant.  Equity based compensation has been issued under the plans described below.

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable; these performance measures were satisfied during the first quarter of 2009 with respect to the options granted in the first quarter of 2005. Options with similar provisions were granted to non-employee directors. As the vesting period for these shares was complete during the first quarter of 2009, the Company did not record a compensation charge for the three months ended September 30, 2009.  A compensation charge of $431 was recorded for the three months ended September 30, 2008.  The compensation charge recorded for the nine months ended September 30, 2009 and 2008 was $97 and $1,293, respectively.

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

The Company granted options under the Plan to key employees during the three months ended September 30, 2009.  The options permit employees to purchase an aggregated 3,750 shares of class A common stock at a weighted average exercise price of $42.47 per share, vest ratably over a period of 4 years and have a maximum term of ten years.  The Company also granted 3,750 shares of restricted stock pursuant to the Plan during such period, which vest ratably over a period of three years.

The Company recorded a compensation charge of $996 and $186 during the three months ended September 30, 2009 and 2008, respectively, and $2,403 and $248 during the nine months ended September 30, 2009 and 2008, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting. In connection with this plan, the Company granted 3,018 RSUs per director in 2009.  The Company granted 4,145 RSUs per director following the 2008 annual stockholder meeting and granted an additional 2,374 RSUs to a director upon his election to the board of directors in October 2008.  The Company expensed $125 and $100 for each of the three month periods ended September 30, 2009 and 2008, respectively, and $375 and $300 for the nine month periods ended September 30, 2009 and 2008, respectively.

Stock Purchase Plan/Employee Stock Purchase Plan

During the second quarter of 2009, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company’s Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs occurred in October 2009 at a 5% discount to the closing price of the Company’s class A common stock on October 15, 2009.  No compensation charge has been recorded for the SPPs in the nine month period ended September 30, 2009.

10.       Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and hospital-based physician services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The hospital-based physician services reportable segment provides outsourced business services to hospitals primarily for emergency departments and urgent care centers, as well as for certain hospitalist/ inpatient, radiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

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

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Healthcare Transportation Services
Revenue	$338,768	$425,335	$1,010,718	$1,075,323
Segment Adjusted EBITDA	31,838	47,184	98,151	101,558
Emergency Management Services
Revenue	326,288	253,993	904,651	740,870
Segment Adjusted EBITDA	40,449	26,307	112,652	81,866
Total
Total revenue	665,056	679,328	1,915,369	1,816,193
Total Adjusted EBITDA	72,287	73,491	210,803	183,424
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$72,287	$73,491	$210,803	$183,424
Depreciation and amortization expense	(15,733)	(16,993)	(48,658)	(52,156)
Interest expense	(10,280)	(11,117)	(30,749)	(31,387)
Realized gain on investments	544	768	2,030	3,011
Interest and other income	502	508	1,442	1,097
Income tax expense	(18,533)	(18,138)	(53,144)	(40,170)
Equity in earnings of unconsolidated subsidiary	91	98	244	152
Net income	$28,878	$28,617	$81,968	$63,971

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Adjusted EBITDA	$72,287	$73,491	$210,803	$183,424
Interest paid	(9,773)	(10,644)	(29,424)	(29,808)
Change in accounts receivable	7,574	(40,747)	8,448	(54,499)
Change in other operating assets/liabilities	(2,956)	51,307	16,000	29,226
Equity based compensation	1,121	717	2,875	1,841
Other	609	923	1,099	242
Cash flows provided by operating activities	$68,862	$75,047	$209,801	$130,426

11.       Guarantors of Debt

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

Consolidating Statement of Operations

For the quarter ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$665,056	$7,226	$(7,226)	$665,056
Compensation and benefits	—	—	—	—	467,625	—	—	467,625
Operating expenses	—	—	—	—	85,510	—	—	85,510
Insurance expense	—	—	—	—	23,714	8,357	(7,226)	24,845
Selling, general and administrative expenses	—	—	—	—	15,871	—	—	15,871
Depreciation and amortization expense	—	—	—	—	15,733	—	—	15,733
Income (loss) from operations	—	—	—	—	56,603	(1,131)	—	55,472
Interest income from restricted assets	—	—	—	—	495	587	—	1,082
Interest expense	—	—	—	—	(10,280)	—	—	(10,280)
Realized gain on investments	—	—	—	—	—	544	—	544
Interest and other income	—	—	—	—	502	—	—	502
Income before income taxes	—	—	—	—	47,320	—	—	47,320
Income tax expense	—	—	—	—	(18,533)	—	—	(18,533)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,787	—	—	28,787
Equity in earnings of unconsolidated subsidiaries	28,878	28,878	8,409	20,469	91	—	(86,634)	91
Net income	$28,878	$28,878	$8,409	$20,469	$28,878	$—	$(86,634)	$28,878

Consolidating Statement of Operations

For the quarter ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$679,328	$8,845	$(8,845)	$679,328
Compensation and benefits	—	—	—	—	426,755	—	—	426,755
Operating expenses	—	—	—	—	135,087	—	—	135,087
Insurance expense	—	—	—	—	23,423	10,531	(8,845)	25,109
Selling, general and administrative expenses	—	—	—	—	20,509	—	—	20,509
Depreciation and amortization expense	—	—	—	—	16,993	—	—	16,993
Restructuring charge	—	—	—	—	—	—	—	—
Income (loss) from operations	—	—	—	—	56,561	(1,686)	—	54,875
Interest income from restricted assets	—	—	—	—	705	918	—	1,623
Interest expense	—	—	—	—	(11,117)	—	—	(11,117)
Realized gain on investments	—	—	—	—	—	768	—	768
Interest and other income	—	—	—	—	508	—	—	508
Income before income taxes	—	—	—	—	46,657	—	—	46,657
Income tax expense	—	—	—	—	(18,138)	—	—	(18,138)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,519	—	—	28,519
Equity in earnings of unconsolidated subsidiaries	28,617	28,617	16,768	11,849	98	—	(85,851)	98
Net income	$28,617	$28,617	$16,768	$11,849	$28,617	$—	$(85,851)	$28,617

Consolidating Statement of Operations

For the nine months ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,915,369	$21,256	$(21,256)	$1,915,369
Compensation and benefits	—	—	—	—	1,332,787	—	—	1,332,787
Operating expenses	—	—	—	—	252,355	—	—	252,355
Insurance expense	—	—	—	—	71,693	25,269	(21,256)	75,706
Selling, general and administrative expenses	—	—	—	—	47,186	—	—	47,186
Depreciation and amortization expense	—	—	—	—	48,658	—	—	48,658
Income (loss) from operations	—	—	—	—	162,690	(4,013)	—	158,677
Interest income from restricted assets	—	—	—	—	1,485	1,983	—	3,468
Interest expense	—	—	—	—	(30,749)	—	—	(30,749)
Realized gain on investments	—	—	—	—	—	2,030	—	2,030
Interest and other income	—	—	—	—	1,442	—	—	1,442
Income before income taxes	—	—	—	—	134,868	—	—	134,868
Income tax expense	—	—	—	—	(53,144)	—	—	(53,144)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	81,724	—	—	81,724
Equity in earnings of unconsolidated subsidiaries	81,968	81,968	26,344	55,624	244	—	(245,904)	244
Net income	$81,968	$81,968	$26,344	$55,624	$81,968	$—	$(245,904)	$81,968

Consolidating Statement of Operations

For the nine months ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,816,193	$27,554	$(27,554)	$1,816,193
Compensation and benefits	—	—	—	—	1,221,607	—	—	1,221,607
Operating expenses	—	—	—	—	302,014	—	—	302,014
Insurance expense	—	—	—	—	57,585	33,609	(27,554)	63,640
Selling, general and administrative expenses	—	—	—	—	50,621	—	—	50,621
Depreciation and amortization expense	—	—	—	—	52,156	—	—	52,156
Restructuring charge	—	—	—	—	—	—	—	—
Income (loss) from operations	—	—	—	—	132,210	(6,055)	—	126,155
Interest income from restricted assets	—	—	—	—	2,069	3,044	—	5,113
Interest expense	—	—	—	—	(31,387)	—	—	(31,387)
Realized gain on investments	—	—	—	—	—	3,011	—	3,011
Interest and other income	—	—	—	—	1,097	—	—	1,097
Income before income taxes	—	—	—	—	103,989	—	—	103,989
Income tax expense	—	—	—	—	(40,170)	—	—	(40,170)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	63,819	—	—	63,819
Equity in earnings of unconsolidated subsidiaries	63,971	63,971	25,466	38,505	152	—	(191,913)	152
Net income	$63,971	$63,971	$25,466	$38,505	$63,971	$—	$(191,913)	$63,971

Consolidating Balance Sheet

As of September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$315,805	$15,300	$—	$331,105
Insurance collateral	—	—	—	—	11,880	31,360	(13,048)	30,192
Trade and other accounts receivable, net	—	—	—	—	463,564	677	—	464,241
Parts and supplies inventory	—	—	—	—	21,226	—	—	21,226
Other current assets	—	—	—	—	39,757	900	—	40,657
Current deferred tax assets	—	—	—	—	14,040	3,834	—	17,874
Current assets	—	—	—	—	866,272	52,071	(13,048)	905,295
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	123,520	—	—	123,520
Intercompany receivable	—	—	264,973	182,134	—	—	(447,107)	—
Intangible assets, net	—	—	—	—	73,034	—	—	73,034
Non-current deferred tax assets	—	—	—	—	6,276	(6,276)	—	—
Insurance collateral	—	—	—	—	53,206	82,901	2,555	138,662
Goodwill	—	—	—	—	336,975	458	—	337,433
Other long-term assets	—	—	4,635	2,050	15,382	—	—	22,067
Investment and advances in subsidiaries	641,402	641,402	382,609	258,840	38,514	—	(1,962,767)	—
Assets	$641,402	$641,402	$652,217	$443,024	$1,513,179	$129,154	$(2,420,367)	$1,600,011
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$67,781	$63	$—	$67,844
Accrued liabilities	—	—	1,924	1,627	220,549	39,392	(626)	262,866
Current portion of long-term debt	—	—	1,447	650	1,365	—	—	3,462
Current liabilities	—	—	3,371	2,277	289,695	39,455	(626)	334,172
Long-term debt	—	—	265,252	182,939	3,560	—	—	451,751
Long-term deferred tax liability	—	—	—	—	5,673	—	—	5,673
Other long-term liabilities	—	—	—	—	131,174	45,706	(9,867)	167,013
Intercompany	—	—	—	—	441,628	5,479	(447,107)	—
Liabilities	—	—	268,623	185,216	871,730	90,640	(457,600)	958,609
Equity:
Class A common stock	198	—	—	—	—	30	(30)	198
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	151,568	356,624	302,565	54,059	356,625	—	(1,069,873)	151,568
Additional paid-in capital	204,857	—	—	—	—	4,316	(4,316)	204,857
Retained earnings	285,771	285,771	81,751	204,020	285,757	31,408	(888,707)	285,771
Comprehensive income (loss)	(993)	(993)	(722)	(271)	(933)	2,760	159	(993)
Equity	641,402	641,402	383,594	257,808	641,449	38,514	(1,962,767)	641,402
Liabilities and Equity	$641,402	$641,402	$652,217	$443,024	$1,513,179	$129,154	$(2,420,367)	$1,600,011

Consolidating Balance Sheet

As of December 31, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$140,452	$5,721	$—	$146,173
Insurance collateral	—	—	—	—	18,618	40,751	(4,317)	55,052
Trade and other accounts receivable, net	—	—	—	—	471,546	955	—	472,501
Parts and supplies inventory	—	—	—	—	21,160	—	—	21,160
Other current assets	—	—	—	—	28,339	39	—	28,378
Current deferred tax assets	—	—	—	—	88,076	3,834	—	91,910
Current assets	—	—	—	—	768,191	51,300	(4,317)	815,174
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	124,869	—	—	124,869
Intercompany receivable	11,067	113,400	268,581	185,250	—	—	(578,298)	—
Intangible assets, net	—	—	—	—	76,141	—	—	76,141
Non-current deferred tax assets	—	—	—	—	40,666	(4,315)	—	36,351
Insurance collateral	—	—	—	—	39,923	81,062	(1,341)	119,644
Goodwill	—	—	—	—	345,555	458	—	346,013
Other long-term assets	—	—	5,496	2,513	15,018	—	—	23,027
Investment and advances in subsidiaries	527,972	414,572	241,438	173,120	33,216	—	(1,390,318)	—
Assets	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$57,260	$58	$—	$57,318
Accrued liabilities	—	—	5,247	4,717	216,692	31,263	(1)	257,918
Current portion of long-term debt	—	—	1,590	715	2,600	—	—	4,905
Current liabilities	—	—	6,837	5,432	276,552	31,321	(1)	320,141
Long-term debt	—	—	266,194	183,363	4,043	—	—	453,600
Other long-term liabilities	—	—	—	—	175,623	58,473	(5,657)	228,439
Intercompany	—	—	—	—	572,803	5,495	(578,298)	—
Liabilities	—	—	273,031	188,795	1,029,021	95,289	(583,956)	1,002,180
Equity:
Class A common stock	96	—	—	—	—	30	(30)	96
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	124,370	—	—	—	—	4,316	(4,316)	124,370
Retained earnings	203,803	203,803	55,406	148,397	203,789	24,337	(635,732)	203,803
Comprehensive income (loss)	(1,592)	(1,592)	(2,316)	724	(1,592)	4,533	243	(1,592)
Equity	539,039	527,972	242,484	172,088	414,558	33,216	(1,390,318)	539,039
Liabilities and Equity	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Condensed Consolidating Statement of Cash Flows

For the quarter ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$69,172	$(310)	$68,862
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(13,576)	—	(13,576)
Proceeds from sale of property, plant and equipment	—	—	—	—	41	—	41
Acquisition of businesses, net of cash received	—	—	—	—	(1,241)	—	(1,241)
Net change in insurance collateral	—	—	—	—	(9,241)	15,243	6,002
Net change in deposits and other assets	—	—	—	—	(166)	—	(166)
Net cash (used in) provided by investing activities	—	—	—	—	(24,183)	15,243	(8,940)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	2,437	—	—	—	—	—	2,437
Repayments of capital lease obligations and other debt	—	—	—	—	(1,214)	—	(1,214)
Increase in bank overdrafts	—	—	—	—	2,821	—	2,821
Net intercompany borrowings (payments)	(2,437)	—	—	—	2,437	—	—
Net cash provided by financing activities	—	—	—	—	4,044	—	4,044
Change in cash and cash equivalents	—	—	—	—	49,033	14,933	63,966
Cash and cash equivalents, beginning of period	—	—	—	—	266,772	367	267,139
Cash and cash equivalents, end of period	$—	$—	$—	$—	$315,805	$15,300	$331,105

Condensed Consolidating Statement of Cash Flows

For the quarter ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$72,801	$2,246	$75,047
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(11,574)	—	(11,574)
Proceeds from sale of property, plant and equipment	—	—	—	—	127	—	127
Acquisition of businesses, net of cash received	—	—	—	—	(8,368)	—	(8,368)
Net change in insurance collateral	—	—	—	—	4,109	(2,982)	1,127
Net change in deposits and other assets	—	—	—	—	764	—	764
Net cash used in investing activities	—	—	—	—	(14,942)	(2,982)	(17,924)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	1,875	—	—	—	—	—	1,875
Repayments of capital lease obligations and other debt	—	—	—	—	(1,285)	—	(1,285)
Increase in bank overdrafts	—	—	—	—	4,950	—	4,950
Net intercompany borrowings (payments)	(1,875)	—	—	—	1,875	—	—
Net cash provided by financing activities	—	—	—	—	5,540	—	5,540
Change in cash and cash equivalents	—	—	—	—	63,399	(736)	62,663
Cash and cash equivalents, beginning of period	—	—	—	—	61,981	11,038	73,019
Cash and cash equivalents, end of period	$—	$—	$—	$—	$125,380	$10,302	$135,682

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$213,794	$(3,993)	$209,801
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(33,661)	—	(33,661)
Proceeds from sale of property, plant and equipment	—	—	—	—	101	—	101
Acquisition of businesses, net of cash received	—	—	—	—	(1,374)	—	(1,374)
Net change in insurance collateral	—	—	—	—	(9,503)	13,572	4,069
Net change in deposits and other assets	—	—	—	—	(809)	—	(809)
Net cash (used in) provided by investing activities	—	—	—	—	(45,246)	13,572	(31,674)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	7,160	—	—	—	—	—	7,160
Repayments of capital lease obligations and other debt	—	—	—	—	(3,826)	—	(3,826)
Increase in bank overdrafts	—	—	—	—	3,471	—	3,471
Net intercompany borrowings (payments)	(7,160)	—	—	—	7,160	—	—
Net cash provided by financing activities	—	—	—	—	6,805	—	6,805
Change in cash and cash equivalents	—	—	—	—	175,353	9,579	184,932
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173
Cash and cash equivalents, end of period	$—	$—	$—	$—	$315,805	$15,300	$331,105

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2008

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$127,295	$3,131	$130,426
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(21,754)	—	(21,754)
Proceeds from sale of property, plant and equipment	—	—	—	—	347	—	347
Acquisition of businesses, net of cash received	—	—	—	—	(28,325)	—	(28,325)
Net change in insurance collateral	—	—	—	—	12,739	3,244	15,983
Net change in deposits and other assets	—	—	—	—	3,392	—	3,392
Net cash (used in) provided by investing activities	—	—	—	—	(33,601)	3,244	(30,357)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	1,920	—	—	—	—	—	1,920
Repayments of capital lease obligations and other debt	—	—	—	—	(18,006)	—	(18,006)
Increase in bank overdrafts	—	—	—	—	8,785	—	8,785
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(1,920)	—	—	—	1,920	—	—
Net cash provided by financing activities	—	—	—	—	6,699	—	6,699
Change in cash and cash equivalents	—	—	—	—	100,393	6,375	106,768
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914
Cash and cash equivalents, end of period	$—	$—	$—	$—	$125,380	$10,302	$135,682

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in EMSC’s most recent Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry, both as it exists now and as it may change in the future; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to generate cash flow to service our debt obligations and fund the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; and the loss of existing contracts and the accuracy of our assessment of costs under new contracts.

All references to “we”, “our”, “us” or “EMSC” refer to Emergency Medical Services Corporation and its subsidiaries, including Emergency Medical Services L.P., or EMS LP. Our business is conducted primarily through two operating subsidiaries, American Medical Response, Inc., or AMR, and EmCare Holdings Inc., or EmCare.

This Report should be read in conjunction with EMSC’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 23, 2009.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the three and nine months ended September 30, 2009 and 2008. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.  The 2008 FEMA deployment revenue is included in Subsidies and fees.

	Percentage of Net Revenue				Percentage of Total Volume
	Quarter ended September 30,		Nine months ended September 30,		Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Medicare	22.4%	20.4%	23.2%	23.1%	23.7%	25.2%	24.6%	25.9%
Medicaid	4.9%	3.7%	4.7%	4.3%	11.4%	10.8%	11.2%	10.8%
Commercial insurance and managed care	50.2%	42.6%	50.5%	47.0%	42.9%	41.9%	42.7%	41.9%
Self-pay	3.8%	4.0%	3.9%	4.3%	22.0%	22.2%	21.5%	21.4%
Subsidies & fees	18.7%	29.3%	17.7%	21.3%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 88% of AMR’s net revenue for the nine months ended September 30, 2009 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and weighted in certain analyses) and net revenue per transport.

The change from period to period in the number of transports is influenced by increases in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses and exited markets.

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

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2009, approximately 85% was derived from our hospital contracts for emergency department staffing and approximately 15% was derived from hospitalist, anesthesiology, radiology and other hospital management services. Approximately 80% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 20% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters (segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters, and weighted in certain analyses), net revenue per patient encounter, and number of contracts.  Due to our expansion in the radiology and anesthesiology markets which typically generate lower net revenue per encounter than emergency room visits, patient encounters are now being weighted to make net revenue per encounter comparable across all of EmCare’s markets.

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

Recent Developments

Effective January 1, 2009, we adopted changes in requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interests.  The impact to our consolidated financial statements and related disclosures will depend on the nature and terms of the business combinations entered into subsequent to January 1, 2009.

Factors Affecting Operating Results

Federal Emergency Management Agency Contract

In 2007, the Federal Emergency Management Agency, or FEMA, awarded AMR with a national contract to provide ambulance, para-transit, and rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies.  The contract covered the 21 states along the Gulf and Atlantic coasts and was expanded by FEMA to the full 48 contiguous states on October 1, 2009.  FEMA has the option to renew the contract for different zones in the contract at various points during 2010 and 2011.  In August 2008, AMR was deployed under this contract to provide patient evacuations and disaster relief efforts in three Gulf Coast states for hurricanes Gustav and Ike and recorded approximately $101 million in net revenue, which included approximately $11 million of expense pass-throughs, during the three months and nine months ended September 30, 2008.  There were no FEMA related deployments during the three months ended September 30, 2009.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Excluding the impact of the FEMA contract in 2008, fuel expense represented 9.7% and 16.2% of AMR’s operating expenses for the three months ended September 30, 2009 and 2008, respectively, and 8.9% and 15.2% for the nine months ended September 30, 2009 and 2008, respectively.  Although we have generally been able to offset inflationary and other cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future fuel and inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis were less than 1% of net revenue for the three and nine month periods ended September 30, 2009 and 2008.

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2009 and for the three and nine months ended September 30, 2008 for EMSC and our two operating segments.

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

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended September 30, 2009		Quarter ended September 30, 2008		Nine months ended September 30, 2009		Nine months ended September 30, 2008
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$665,056	100.0%	$679,328	100.0%	$1,915,369	100.0%	$1,816,193	100.0%
Compensation and benefits	467,625	70.3	426,755	62.8	1,332,787	69.6	1,221,607	67.3
Operating expenses	85,510	12.9	135,087	19.9	252,355	13.2	302,014	16.6
Insurance expense	24,845	3.7	25,109	3.7	75,706	4.0	63,640	3.5
Selling, general and administrative expenses	15,871	2.4	20,509	3.0	47,186	2.5	50,621	2.8
Interest income from restricted assets	(1,082)	(0.2)	(1,623)	(0.2)	(3,468)	(0.2)	(5,113)	(0.3)
Adjusted EBITDA	$72,287	10.9%	$73,491	10.8%	$210,803	11.0%	$183,424	10.1%
Depreciation and amortization expenses	(15,733)	(2.4)	(16,993)	(2.5)	(48,658)	(2.5)	(52,156)	(2.9)
Interest expense	(10,280)	(1.5)	(11,117)	(1.6)	(30,749)	(1.6)	(31,387)	(1.7)
Realized gain on investments	544	0.1	768	0.1	2,030	0.1	3,011	0.2
Interest and other income	502	0.1	508	0.1	1,442	0.1	1,097	0.1
Income tax expense	(18,533)	(2.8)	(18,138)	(2.7)	(53,144)	(2.8)	(40,170)	(2.2)
Equity in earnings of unconsolidated subsidiary	91	0.0	98	0.0	244	0.0	152	0.0
Net income	$28,878	4.3%	$28,617	4.2%	$81,968	4.3%	$63,971	3.5%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Adjusted EBITDA	$72,287	$73,491	$210,803	$183,424
Interest paid	(9,773)	(10,644)	(29,424)	(29,808)
Change in accounts receivable	7,574	(40,747)	8,448	(54,499)
Change in other operating assets/liabilities	(2,956)	51,307	16,000	29,226
Equity based compensation	1,121	717	2,875	1,841
Other	609	923	1,099	242
Cash flows provided by operating activities	$68,862	$75,047	$209,801	$130,426

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended September 30, 2009		Quarter ended September 30, 2008		Nine months ended September 30, 2009		Nine months ended September 30, 2008
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$338,768	100.0%	$425,335	100.0%	$1,010,718	100.0%	$1,075,323	100.0%
Compensation and benefits	211,921	62.6	226,942	53.4	628,015	62.1	635,031	59.1
Operating expenses	75,677	22.3	126,154	29.7	222,296	22.0	275,936	25.7
Insurance expense	10,417	3.1	10,694	2.5	35,433	3.5	30,794	2.9
Selling, general and administrative expenses	9,410	2.8	15,066	3.5	28,308	2.8	34,073	3.2
Interest income from restricted assets	(495)	(0.1)	(705)	(0.2)	(1,485)	(0.1)	(2,069)	(0.2)
Adjusted EBITDA	$31,838	9.4%	$47,184	11.1%	$98,151	9.7%	$101,558	9.4%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	31,838	9.4	47,184	11.1	98,151	9.7	101,558	9.4
Depreciation and amortization expense	(12,199)	(3.6)	(13,447)	(3.2)	(37,147)	(3.7)	(41,951)	(3.9)
Interest income from restricted assets	(495)	(0.1)	(705)	(0.2)	(1,485)	(0.1)	(2,069)	(0.2)
Income from operations	$19,144	5.7%	$33,032	7.8%	$59,519	5.9%	$57,538	5.4%

EmCare

	Quarter ended September 30, 2009		Quarter ended September 30, 2008		Nine months ended September 30, 2009		Nine months ended September 30, 2008
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$326,288	100.0%	$253,993	100.0%	$904,651	100.0%	$740,870	100.0%
Compensation and benefits	255,704	78.4	199,813	78.7	704,772	77.9	586,576	79.2
Operating expenses	9,833	3.0	8,933	3.5	30,059	3.3	26,078	3.5
Insurance expense	14,428	4.4	14,415	5.7	40,273	4.5	32,846	4.4
Selling, general and administrative expenses	6,461	2.0	5,443	2.1	18,878	2.1	16,548	2.2
Interest income from restricted assets	(587)	(0.2)	(918)	(0.4)	(1,983)	(0.2)	(3,044)	(0.4)
Adjusted EBITDA	$40,449	12.4%	$26,307	10.4%	$112,652	12.5%	$81,866	11.0%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	40,449	12.4	26,307	10.4	112,652	12.5	81,866	11.0
Depreciation and amortization expenses	(3,534)	(1.1)	(3,546)	(1.4)	(11,511)	(1.3)	(10,205)	(1.4)
Interest income from restricted assets	(587)	(0.2)	(918)	(0.4)	(1,983)	(0.2)	(3,044)	(0.4)
Income from operations	$36,328	11.1%	$21,843	8.6%	$99,158	11.0%	$68,617	9.3%

Quarter ended September 30, 2009 compared to the quarter ended September 30, 2008

Consolidated

Our results for the three months ended September 30, 2009 reflect a decrease in net revenue of $14.3 million and an increase in net income of $0.3 million compared to the three months ended September 30, 2008.  We recorded approximately $101 million of revenue related to our FEMA deployment during the three months ended September 30, 2008.  Excluding the impact of FEMA deployment revenue and related income from operations, we experienced growth in income from operations and a decrease in interest expense, partially offset by increased income tax expense.  Basic and diluted earnings per share were $0.67 and $0.66, respectively, for the three months ended September 30, 2009.  Basic and diluted earnings per share were $0.69 and $0.66, respectively, for the same period in 2008.

Net revenue. For the three months ended September 30, 2009, we generated net revenue of $665.1 million compared to $679.3 million for the three months ended September 30, 2008, representing a decrease of 2.1%.  Although there were increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions, these increases were offset by $101.1 million of FEMA deployment revenue recorded in the three months ended September 30, 2008.

Adjusted EBITDA. Adjusted EBITDA was $72.3 million, or 10.9% of net revenue, for the three months ended September 30, 2009 compared to $73.5 million, or 10.8% of net revenue for the three months ended September 30, 2008. The 2008 period includes the positive impact to Adjusted EBITDA related to our deployment under the FEMA contract.

Interest expense. Interest expense for the three months ended September 30, 2009 was $10.3 million compared to $11.1 million for the three months ended September 30, 2008.

Income tax expense. Income tax expense for the three months ended September 30, 2009 was $18.5 million compared to $18.1 million for the same period in 2008.  Our effective tax rate for the three months ended September 30, 2009 was 39.2%, compared to 38.9% for the same period in 2008.

AMR

Net revenue. Net revenue for the three months ended September 30, 2009 was $338.8 million, a decrease of $86.6 million, or 20.4%, from $425.3 million for the same period in 2008.  The 2008 period includes $101.1 million of FEMA deployment revenue.  Excluding the impact of the FEMA deployment, net revenue per weighted transport increased 6.7%, or $21.6 million, and was offset by a decrease of 2.2%, or $7.1 million, in weighted transport volume.  Of the increase in net revenue per weighted transport, 5.1% is attributable primarily to various rate increases, including a Medicare fee increase effective January 1, 2009, and the remainder is due primarily to growth in our managed transportation business.  Weighted transports decreased 16,200 from the same quarter last year due to a decrease in weighted transports of 17,200 from the exit of markets, partially offset by a slight increase in weighted transport volume in existing markets.

Compensation and benefits. Compensation and benefit costs for the three months ended September 30, 2009 were $211.9 million, or 62.6% of net revenue, compared to $226.9 million, or 53.4% of net revenue, for the same period in 2008. The $15.0 million decrease was due primarily to compensation costs incurred during the third quarter of 2008 as a result of the FEMA deployment.  Excluding the impact of the FEMA deployment, ambulance crew wages per ambulance unit hour increased by approximately 3.5%, or $4.1 million primarily attributable to wage rate increases.  Ambulance unit hours decreased by 2.9%, or $3.4 million, due primarily to the reduction in volume in existing markets and improvements in our deployment.  Benefit costs increased by $2.2 million, excluding the FEMA deployment, for the three months ended September 30, 2009 compared to the same period in 2008.  The change is primarily attributable to increased health insurance costs. Excluding the impact of the FEMA deployment, compensation and benefits decreased as a percentage of net revenue due also to the growth in our managed transportation business; our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the three months ended September 30, 2009 were $75.7 million, or 22.3% of net revenue, compared to $126.2 million, or 29.7% of net revenue, for the three months ended September 30, 2008.  The change is due primarily to a decrease of $49.6 million related to our FEMA deployment in the third quarter of 2008 and decreased fuel costs of $5.1 million, including approximately $4.4 million related to lower fuel rates, partially offset by an increase of $4.1 million in operating expenses associated with growth in our managed transportation business.

Insurance expense. Insurance expense for the three months ended September 30, 2009 was $10.4 million, or 3.1% of net revenue, compared to $10.7 million, or 2.5% of net revenue, for the same period in 2008.  We recorded a reduction of prior year insurance provisions of $2.1 million during the three months ended September 30, 2009 and $1.7 million during the three months ended September 30, 2008.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2009 was $9.4 million, or 2.8% of net revenue, compared to $15.1 million, or 3.5% of net revenue, for the three months ended September 30, 2008.  The change is due primarily to travel and other administrative costs associated with the FEMA deployment during the three months ended September 30, 2008.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2009 was $12.2 million, or 3.6% of net revenue, compared to $13.4 million, or 3.2% of net revenue, for the same period in 2008.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2009 was $326.3 million, an increase of $72.3 million, or 28.5%, from $254.0 million for the three months ended September 30, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following June 30, 2008, we added 87 net new contracts which accounted for a net revenue increase of $44.4 million for the three months ended September 30, 2009.  Of the 87 net new contracts added since June 30, 2008, 59 were added in 2008 resulting in an incremental increase in 2009 net revenue of $13.2 million.  Of the 59 net new contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $2.3 million during the three months ended September 30, 2009.  EmCare has added 71 new contracts and terminated 43 contracts to date in 2009, resulting in an increase in net revenue of $31.3 million for the three months ended September 30, 2009.   Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $27.4 million, or 12.2%, for the three months ended September 30, 2009.  The change is due to a 5.0% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 7.2% over the prior period.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2009 were $255.7 million, or 78.4% of net revenue, compared to $199.8 million, or 78.7% of net revenue, for the same period in 2008. Provider compensation and benefits costs increased $35.4 million from net new contract additions. Same store provider compensation and benefits costs were $11.1 million over the prior period due primarily to a 7.2% increase in same store weighted patient encounters.  Non-provider compensation and benefits costs increased by $8.7 million due primarily to our recent acquisitions, organic growth, and additional incentive related accruals.

Operating expenses. Operating expenses for the three months ended September 30, 2009 were $9.8 million, or 3.0% of net revenue, compared to $8.9 million, or 3.5% of net revenue, for the same period in 2008.  Operating expenses increased $0.9 million due primarily to higher collection agency and billing fees incurred in connection with the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2009 was $14.4 million, or 4.4% of net revenue, compared to $14.4 million, or 5.7% of net revenue, for the three months ended September 30, 2008.  We recorded an increase in prior year insurance provisions of $1.3 million for the three months ended September 30, 2009 and $3.9 million for the same period in 2008.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2009 was $6.5 million, or 2.0% of net revenue, compared to $5.4 million, or 2.1% of net revenue, for the three months ended September 30, 2008.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2009 was $3.5 million, or 1.1% of net revenue, compared to $3.5 million, or 1.4% of net revenue, for the three months ended September 30, 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Consolidated

Our results for the nine months ended September 30, 2009 reflect an increase in net revenue of $99.2 million and an increase in net income of $18.0 million compared to the nine months ended September 30, 2008.  We recorded approximately $101 million of revenue related to our FEMA deployment during the nine months ended September 30, 2008.  Excluding the impact of FEMA deployment revenue and related income from operations, we experienced growth in income from operations, partially offset by increased income tax expense. Basic and diluted earnings per share were $1.93 and $1.89, respectively, for the nine months ended September 30, 2009. Basic and diluted earnings per share were $1.54 and $1.49, respectively, for the same period in 2008.

Net revenue. For the nine months ended September 30, 2009, net revenue was $1,915.4 million compared to $1,816.2 million for the nine months ended September 30, 2008, representing an increase of 5.5%. The increase is attributable primarily to increases in rates and volumes on existing contracts and increased volume from net new contracts and acquisitions, partially offset by $101.1 million of FEMA hurricane deployment revenue recorded in 2008.

Adjusted EBITDA. Adjusted EBITDA was $210.8 million, or 11.0% of net revenue, for the nine months ended September 30,

2009 compared to $183.4 million, or 10.1% of net revenue for the nine months ended September 30, 2008.  The 2008 period includes the positive impact to Adjusted EBITDA related to our hurricane deployment under the FEMA contract.

Interest expense. Interest expense for the nine months ended September 30, 2009 was $30.7 million compared to $31.4 million for the nine months ended September 30, 2008.

Income tax expense. Income tax expense increased $13.0 million for the nine months ended September 30, 2009, compared to the same period in 2008, resulting primarily from increased operating income.  Our effective tax rate for the nine months ended September 30, 2009 was 39.4% compared with 38.6% for the same period in 2008.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2009 was $1,010.7 million, a decrease of $64.6 million, or 6.0%, from $1,075.3 million for the same period in 2008.  The change in net revenue was due primarily to $101.1 million related to the FEMA hurricane deployment revenue recorded in 2008.  Excluding the impact of the 2008 FEMA deployment, net revenue per weighted transport increased 6.1%, or $60.1 million, and was offset by a decrease of 2.4%, or $23.6 million, in weighted transport volume.  Of the increase in net revenue per weighted transport, 4.6% is attributable primarily to various rate increases, including a Medicare fee increase effective January 1, 2009, and the remainder is due primarily to growth in our managed transportation business.  Weighted transports decreased 54,600 from the same period last year.  The change was due to a decrease in weighted transports of 39,500 from the exit of markets, a decrease in weighted transport volume in existing markets of 31,900, or 1.4%, offset by 16,800 weighted transports from entrance into new markets.

Compensation and benefits. Compensation and benefit costs for the nine months ended September 30, 2009 were $628.0 million, or 62.1% of net revenue, compared to $635.0 million, or 59.1% of net revenue, for the same period in 2008. The decrease of $7.0 million was due primarily to compensation costs incurred during 2008 as a result of the FEMA deployment.  Excluding the impact of the 2008 FEMA deployment, ambulance crew wages per ambulance unit hour increased by approximately 3.8%, or $12.8 million primarily attributable to wage rate increases.   Ambulance unit hours decreased period over period by 1.8%, or $6.0 million, due primarily to the reduction in volume in existing markets and improvements in our deployment.  Benefit costs increased by $5.4 million excluding the impact of the 2008 FEMA deployment costs for the nine months ended September 30, 2009 compared to the same period in 2008.  The change is primarily attributable to increased health insurance costs. Excluding the impact of the 2008 FEMA deployment, compensation and benefits decreased as a percentage of net revenue due to the growth in our managed transportation business; our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the nine months ended September 30, 2009 were $222.3 million, or 22.0% of net revenue, compared to $275.9 million, or 25.7% of net revenue, for the nine months ended September 30, 2008.  The change is due primarily to a decrease of $49.7 million related to our FEMA deployment in 2008 and decreased fuel costs of $14.5 million, including approximately $12.4 million related to lower fuel rates, partially offset by an increase of $12.1 million in operating expenses associated with growth in our managed transportation business.

Insurance expense. Insurance expense for the nine months ended September 30, 2009 was $35.4 million, or 3.5% of net revenue, compared to $30.8 million, or 2.9% of net revenue, for the same period in 2008.  We recorded a reduction of prior year insurance provisions of $0.2 million during the nine months ended September 30, 2009 and $5.3 million during the same period in 2008.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2009 was $28.3 million, or 2.8% of net revenue, compared to $34.1 million, or 3.2% of net revenue, for the nine months ended September 30, 2008.  The change is due primarily to travel and other administrative costs recorded during 2008 associated with the FEMA deployment.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2009 was $37.1 million, or 3.7% of net revenue, compared to $42.0 million, or 3.9% of net revenue, for the same period in 2008.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2009 was $904.7 million, an increase of $163.8 million, or 22.1%, from $740.9 million for the nine months ended September 30, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2007, we added 107 net new contracts which accounted for a net revenue increase of $110.1 million for the nine months ended September 30, 2009.  Of the 107 net new contracts added since December 31, 2007, 79 were added in 2008 resulting in an incremental increase in 2009 net revenue of $62.1 million.  Of the 79 net new contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $6.3 million during the nine months ended September 30, 2009.  EmCare has added 71 new contracts and terminated 43 contracts to date in 2009, resulting in an increase in net revenue of $48.1 million for the nine months ended September 30, 2009.   Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $49.3 million, or 8.2%, for the nine months ended September 30, 2009.  The change is due to a 4.0% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 4.2% over the prior period.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2009 were $704.8 million, or 77.9% of net revenue, compared to $586.6 million, or 79.2% of net revenue, for the same period in 2008. Provider compensation and benefits costs increased $77.4 million from net new contract additions. Same store provider compensation and benefits costs were $21.4 million over the prior period due to a 1.2% increase in provider compensation per weighted patient encounter and a 4.2% increase in same store weighted patient encounters.  Non-provider compensation and benefits costs increased by $19.3 million due primarily to our recent acquisitions, organic growth, and additional incentive related accruals.

Operating expenses. Operating expenses for the nine months ended September 30, 2009 were $30.1 million, or 3.3% of net revenue, compared to $26.1 million, or 3.5% of net revenue, for the same period in 2008.  Operating expenses increased $4.0 million due primarily to higher collection agency and billing fees incurred in connection with the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2009 was $40.3 million, or 4.5% of net revenue, compared to $32.8 million, or 4.4% of net revenue, for the nine months ended September 30, 2008. We recorded an increase of prior year insurance provisions of $4.5 million during the nine months ended September 30, 2009 and $1.3 million during the same period in 2008.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2009 was $18.9 million, or 2.1% of net revenue, compared to $16.5 million, or 2.2% of net revenue, for the nine months ended September 30, 2008.  The increase is due primarily to an increase in regional travel expense and other support costs associated with the increase in contracts during the period.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2009 was $11.5 million, or 1.3% of net revenue, compared to $10.2 million, or 1.4% of net revenue, for the nine months ended September 30, 2008.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2008 and incorporated by reference herein. As of September 30, 2009, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $43.6 million at September 30, 2009. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net cash provided by (used in):
Operating activities	$209,801	$130,426
Investing activities	(31,674)	(30,357)
Financing activities	6,805	6,699

Operating activities. Net cash provided by operating activities was $209.8 million for the nine months ended September 30, 2009 compared to $130.4 million for the same period last year.  The increase in operating cash flows relates primarily to an increase in net income, further reductions in days sales outstanding, or DSO, and changes in insurance accruals, partially offset by a reduced impact from change in accounts payable and accrued liabilities.  Decreases in accounts receivable increased operating cash flows by $8.4 million for the nine months ended September 30, 2009.  During the same period in 2008, increases in accounts receivable decreased operating cash flows by $54.5 million due to FEMA deployment receivables outstanding as of September 30, offset by increased collections for receivables delayed in 2007 for billing system conversions and for delays in obtaining provider numbers.  Increases in accounts payable and accrued liabilities increased operating cash flows by $10.6 million in 2009 compared to $42.0 million in 2008 primarily as a result of FEMA-related deployment accruals outstanding as of September 30, 2008.

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

	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008	Q2 2008
AMR	70	73	74	79	83	86
EmCare	58	61	65	68	72	76
EMSC	64	67	70	74	78	82

Investing activities.  Net cash used in investing activities was $31.7 million for the nine months ended September 30, 2009 compared to $30.4 million for the same period in 2008.   The change in cash flows used in investing activities was affected by changes to insurance collateral requirements and increased net capital expenditures, offset by reduced business acquisition activity.  Net insurance collateral requirements provided $4.1 million during 2009 compared to $16.0 million during the 2008 period.  Net capital expenditure spending was $33.6 million during the nine months ended September 30, 2009 compared to $21.4 million for the same period last year due primarily to the timing of capital purchases.  Cash used in the acquisition of businesses during the nine months ended September 30, 2009 was $1.4 million compared to $28.3 million during the same period in 2008.

Financing activities. For the nine months ended September 30, 2009, net cash provided by financing activities was $6.8 million compared to $6.7 million for the nine months ended September 30, 2008.  At September 30, 2009, there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings. While we have entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

We monitor the risk from changing interest rates and evaluate ways to mitigate possible exposures, as appropriate, using derivative and hedging instruments.  Our use of derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures.  In March 2009, we amended the interest rate swap agreement originally entered into in December 2007.  The amendment changed the hedged interest rate from the 3-month LIBOR to the 1-month LIBOR.  The amended swap agreement is with major financial institutions and amounts to $200 million of our variable rate debt.  This swap agreement effectively converts $200 million of variable rate debt to fixed rate debt with an effective rate of 6.1%.  We continue to make interest payments based on the variable rate associated with the debt (based on LIBOR which had a rate of less than 1% at September 30, 2009) and periodically settle with our counterparties for the difference between the rate paid and the fixed rate.  The swap agreement expires in December 2009.

As of September 30, 2009, we had $451.7 million of debt excluding capital leases, of which $0.3 million was variable rate debt under our senior secured credit facility ($200 million of which was fixed through an interest rate swap which expires in December 2009) and the balance was fixed rate debt, including aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.125% will change our interest costs on our senior secured credit facility by less than $0.1 million per year based on outstanding indebtedness at September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2009

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 8, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on February 23, 2009 and to our Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2009 and August 4, 2009.

ITEM 1A. RISK FACTORS

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in the Company’s Quarterly Report for the quarter ended June 30, 2009.

Risk Factors Related to Our Capital Structure

We do not intend to pay cash dividends.

We do not intend to pay cash dividends on our class A common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our current, as well as any future, financing agreements may preclude us from paying any dividends. As a result, capital appreciation, if any, of our class A common stock will be your sole source of potential gain for the foreseeable future.

Risk Factors Related to Healthcare Regulation

Under recently enacted amendments to federal privacy law, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients.

The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by “covered entities,” which include AMR and EmCare.

In addition to the privacy requirements, HIPAA covered entities must implement certain administrative, physical, and technical security standards to protect the integrity, confidentiality and availability of certain electronic health information received, maintained, or transmitted. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

The Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was enacted as part of the ARRA, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to the HITECH Act, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under the HITECH Act, which now imposes mandatory penalties for violations of HIPAA that are due to “willful neglect.” For violations due to willful neglect, penalties start at $10,000 and are not to exceed $250,000. For violations due to willful neglect that are not corrected, penalties start at $50,000 and are not to exceed $1.5 million. For violations based on reasonable cause, penalties start at $1,000 per violation and are not to exceed $100,000. For violations determined to be made without knowledge, penalties start at $100 per violation and are not to exceed $25,000. The HITECH Act specifically allows the Office for Civil Rights (OCR) to continue to use corrective action without a penalty, but only in situations where the violation was made without knowledge. The HITECH Act also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases.

The HITECH Act and implementing regulations enacted by HHS further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information (“Unsecured PHI”) that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the “same facility.” The HITECH Act and implementing regulations specify that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. If a breach involves less than 500 people, the covered entity must record it in a log and notify HHS at least annually. Breaches affecting 500 patients or more in the same state or jurisdiction must be reported to the local media. The security breach notification requirements apply not only to unauthorized disclosures of Unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI which compromises the security or privacy of the individual’s PHI. This means that unauthorized employee “snooping” into medical records could trigger the notification requirements. These security breach notification requirements became effective on September 23, 2009, but HHS has indicated it will not take enforcement action until February of 2010.

Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

Changes in the healthcare industry and in healthcare spending may adversely affect our revenue.

        Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending or legislation. The healthcare industry is subject to changing political, regulatory and other influences. National healthcare reform is currently a major focus at the federal level, and congressional leaders are working on major healthcare reform legislation that could be enacted into law by the end of 2009. Among other things, healthcare reform may increase governmental involvement in healthcare, lower reimbursement rates from both governmental and private third party payors, migrate coverage amongst payers, or otherwise change the legal and economic environment in which we and our customers operate. Our customers may respond by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations.

        We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. Healthcare reform legislation currently pending in Congress could result in substantial cuts in Medicare and Medicaid coverage and/or funding, as well as reductions in coverage and/or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

        Even if healthcare reform legislation currently pending in Congress is not enacted, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR’s net revenue of approximately $17 million in 2006, a decrease in AMR’s net revenue of approximately $7 million in 2007, and an increase in AMR’s net revenue of approximately $14 million in 2008. Based upon the current Medicare transport mix, we expect that the impact of these factors will be an increase in AMR’s net revenue totaling approximately $24 million for 2009 and a decrease in AMR’s net revenue of approximately $20 million in 2010.

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

ITEM 6. EXHIBITS

4.23

Supplemental Indenture No. 16, effective as of September 11, 2009, among EverRad, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

November 4, 2009	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its
General Partner

November 4, 2009	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

4.23

Supplemental Indenture No. 16, effective as of September 11, 2009, among EverRad, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee.*

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