Form 10-K
period 2009-12-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2010-02-19
CIK 1334544, 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's class A common stock on the New York Stock Exchange on such date was $385.4 million (10,467,280 shares at a closing price per share of $36.82).

          Shares of class A common stock outstanding at February 16, 2010—29,578,911; shares of class B common stock outstanding at February 16, 2010—65,052; LP exchangeable units outstanding at February 16, 2010—13,724,676.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's definitive proxy statement to be used in connection with its 2010 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2009 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2009

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

        Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

  •
  the impact on our revenue of changes in volume, mix of insured and uninsured patients, and third party and governmental reimbursement rates,

  •
  the adequacy of our insurance coverage and insurance reserves,

  •
  potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry,

  •
  the impact of potential changes in the healthcare industry generally resulting from legislation currently under consideration,

  •
  our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians,

  •
  our ability to generate cash flow to service our debt obligations,

  •
  the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment,

  •
  the loss of services of one or more members of our senior management team,

  •
  the outcome of government investigations of certain of our business practices,

  •
  our ability to successfully restructure our operations to comply with future changes in government regulation,

  •
  the loss of existing contracts and the accuracy of our assessment of costs under new contracts,

  •
  the high level of competition in our industry,

  •
  our ability to maintain or implement complex information systems,

  •
  our ability to implement our business strategy,

  •
  our ability to successfully integrate strategic acquisitions, and

  •
  our ability to comply with the terms of our settlement agreements with the government.

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

PART I.

ITEM 1.    BUSINESS

Company Overview

        Emergency Medical Services Corporation ("EMSC", "we", "us", "our", or the "Company") is a leading provider of emergency medical services and facility-based outsourced physician services in the United States. We operate our business and market our services under the AMR and EmCare brands, which represent American Medical Response, Inc. and EmCare Holdings Inc., respectively. AMR, with more than 50 years of operating history, is a leading provider of ground and fixed-wing air ambulance services in the United States based on net revenue and number of transports. EmCare, with more than 35 years of operating history, is a leading provider of outsourced physician services to healthcare facilities in the United States, based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide outsourced facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology and teleradiology programs. Approximately 90% of our net revenue for the year ended December 31, 2009 was generated under exclusive contracts. During 2009, we provided services in approximately 13 million patient encounters in more than 2,200 communities nationwide and generated net revenue of $2.6 billion, of which AMR and EmCare represented 52% and 48%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2009.

        We offer a broad range of essential emergency and non-emergency medical services through our two business segments:

	AMR	EmCare
Core Services:	Pre- and post-hospital medical transportation	Facility-based physician services
	Emergency ("911") and non-emergency ambulance transports	Emergency department staffing and related management services
	Managed transportation services Fixed-wing air ambulance services	Hospitalist/inpatient services, radiology, teleradiology and anesthesiology
Customers:	Communities	Healthcare facilities
	Government agencies	Independent physician groups
	Healthcare facilities	Attending medical staff
Insurers
National Market Position:	#1 provider of ambulance transports	#1 provider of outsourced emergency department services
	9% share of total ambulance market	8% share of emergency department services market
	25% of private provider ambulance market	12% of outsourced emergency department services market
Number of Contracts at December 31, 2009:	172 "911" contracts	527 facility contracts
3,400 non-emergency transport arrangements
Volume for the year ended December 31, 2009:	3.2 million transports	9.8 million patient encounters

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

        From the completion of our acquisition of AMR and EmCare, we operated through the holding company, EMS LP, until the formation of EMSC, a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005, which resulted in AMR, EmCare and EMS LP becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of EMS LP. As of December 31, 2009 we own 68.3%, and Onex owns 31.7%, of the equity in EMS LP. Onex's equity interest is held through LP exchangeable units that are immediately exchangeable for, and substantially equivalent to, our class B common stock. Although Onex owns a minority of EMS LP, Onex controls EMSC through a majority ownership of our voting stock.

Description of our Business

Industry Overview

        We operate in the ambulance and facility-based physician services markets, two large and growing segments of the healthcare market. Our facility-based physician services segment includes emergency department, hospitalist/inpatient, anesthesiology, radiology and teleradiology services. By law, most communities are required to provide emergency ambulance services and most hospitals are required to provide emergency department services. Emergency medical services are a core component of the range of care a patient could potentially receive in the pre-hospital and hospital-based settings. Accordingly, we believe that expenditures for these services will continue to correlate closely to growth in the U.S. hospital market and further, that the following key factors will continue to drive growth in all our medical services markets:

  •
  Increase in outsourcing.  Communities, government agencies and healthcare facilities are under significant pressure both to improve the quality and to reduce the cost of care. The outsourcing of certain medical services has become a preferred means to alleviate these pressures.

  •
  Favorable demographics.  The growth and aging of the population will be a significant demand driver for healthcare services, and we believe it will result in an increase in ambulance transports, emergency department visits and demand for our other services.

        Additional factors that may affect the emergency medical services industry are described elsewhere in this report. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" and "Business—Regulatory Matters."

Ambulance Services

        We believe the ambulance services market represents annual expenditures of approximately $13.5 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 40 million ambulance transports in 2009. There are a limited number of regional ambulance providers and we are one of only two national ambulance providers.

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

Facility-Based Services

Emergency Department

        We believe the physician reimbursement component of the emergency department services market represents annual expenditures of approximately $15 billion. There are nearly 4,900 hospitals in the United States that operate emergency departments, of which approximately 65% outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers. We believe we are one of only 6 national providers.

        Between 1996 and 2006, the total number of patient visits to hospital emergency departments increased from 90 million to 119 million, an increase of approximately 32%. At the same time, the number of hospital emergency departments declined 5%. As a result, the average number of patient visits per hospital emergency department increased substantially during that period. We believe increased volumes through emergency departments and cost pressures facing hospitals have resulted in an increased focus by facilities on their emergency departments.

Other Facility-Based Services

        We provide inpatient service physicians, hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests our hospitalist to manage the patient. This program benefits hospitals by optimizing the average length of stay for patients; certain studies also indicate better patient outcomes and lower mortality rates with these hospitalist programs. This healthcare specialty, with estimated annual expenditures of $18 billion, is expected to continue to grow as hospitals face additional cost pressures and added focus on improving clinical outcomes.

        We provide radiology, including teleradiology, services to hospitals. The industry for these service lines is composed of a number of smaller local and regional groups, who are at a disadvantage compared to national providers who have the ability to recruit, train, and leverage existing capital and infrastructure support. Teleradiology, the process whereby digital radiologic images are sent from one point to another, has become a fast growing component of the healthcare arena. This technology allows hospitals to have access to full-time radiology support even when access to full-time radiologists may be limited. The market for radiology and teleradiology services has estimated annual expenditures of $10 billion.

        We also provide anesthesiology services to hospitals and free-standing surgery centers. These services are performed by anesthesiologists and certified registered nurse anesthetists. The anesthesiology market is highly fragmented and estimated to have annual expenditures of $17 billion.

Business Segments and Services

        We operate our business and market our services under our two business segments: AMR and EmCare. We provide ambulance transport services in 38 states and the District of Columbia and provide facility-based physician services in 39 states and the District of Columbia.

        The following is a detailed business description for our two business segments.

AMERICAN MEDICAL RESPONSE

        American Medical Response, Inc., or AMR, has developed the largest network of ambulance services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2009 we had a 9% share of the total ambulance services market and a 25% share of the private provider ambulance market. During 2009, AMR treated and transported approximately 3.2 million patients in 38 states utilizing more than 4,100 vehicles that operated out of more than 200 sites. AMR has approximately 3,600 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies.

        For 2009, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 29% of AMR's net revenue for the same period. The remaining balance of net revenue for 2009 was generated from fixed-wing air ambulance services, Medicare and Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

        As derived from our annual consolidated financial statements, AMR's revenues, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the year ended December 31,
	2009	2008	2007
Net revenue	$1,343,857	$1,401,801	$1,219,212
Income from operations	73,539	72,261	33,284
Total identifiable assets	730,956	789,180	870,845

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

        Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 15% of AMR's net revenue for 2009.

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

  •
  Other inter-facility transports, that require advanced or basic levels of medical supervision during transfer, may be provided when a home-bound patient requires examination or treatment at a healthcare facility or when a hospital inpatient requires tests or treatments, such as magnetic resonance imaging, or MRI, testing, CAT scans, dialysis or chemotherapy treatment, available at another facility. We use ALS or BLS ambulance units to provide general ambulance services depending on the patient's needs.

        Other Services.    In addition to our 911 emergency and non-emergency ambulance services, we provide the following services:

  •
  Dispatch Services.  Our dispatch centers manage our own calls and, in certain communities, also manage dispatch centers for public safety agencies, such as police and fire departments, aero medical transport programs and others.

  •
  Event Medical Services.  We provide medical stand-by support for concerts, athletic events, parades, conventions, international conferences and VIP appearances in conjunction with local and federal law enforcement and fire protection agencies. We have contracts to provide stand-by support for numerous sports franchises, various NASCAR events, Hollywood production studios and other specialty events.

  •
  Managed Transportation Services.  Managed care organizations, state agencies and insurance companies contract with us to manage a variety of their medical transportation-related needs, including call-taking and scheduling, management of a network of transportation providers and billing and reporting through our internally developed systems.

  •
  Paramedic Training.  We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training school in the United States and the only accredited institution of its size, with approximately 1,600 graduates in 2009.

  •
  Fixed-wing Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company we acquired in 2006 that arranges world-wide fixed-wing air ambulance transportation services.

Medical Personnel and Quality Assurance

        Approximately 73% of our 17,000 employees have daily contact with patients, including approximately 5,400 paramedics, 7,000 EMTs and 200 nurses. Paramedics and EMTs must be state-certified to transport patients and perform emergency care services. Certification as an EMT requires completion of a minimum of 128 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Once this program is completed, state-certified EMTs are then eligible to participate in a state-certified paramedic training program. The average paramedic program involves over 1,000 hours of academic training in advanced life support and assessment skills.

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

        Our commitment to quality is reflected in the fact that 18 of our operations across the country are accredited by the Commission on Accreditation of Ambulance Services, or CAAS, representing 15% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

Billing and Collections

        Our internal patient billing services, or PBS, offices located across the United States invoice and collect for our services. We receive payment from the following sources:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations and private insurers,

  •
  individual patients, and

  •
  fees for stand-by and event driven coverage, including from our national contract with the Federal Emergency Management Agency, or FEMA, and community subsidies.

        The table below presents the approximate percentages of AMR's net revenue from the following sources:

	Percentage of AMR Net Revenue for the year ended December 31,
	2009	2008	2007
Medicare	30.6%	28.5%	30.8%
Medicaid	5.7	5.3	5.9
Commercial insurance/managed care	44.9	41.5	44.3
Self-pay	5.2	5.1	5.4
Fees/subsidies	13.6	19.6	13.6

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We have substantial experience in processing claims to third party payors and employ a billing staff trained in third party coverage and reimbursement procedures. Our integrated billing and collection systems allow us to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements, and have the capability to electronically submit claims to the extent third party payors' systems permit. These systems also provide for tracking of accounts receivable and status of pending payments.

        Companies in the ambulance services industry maintain significant provisions for doubtful accounts, or uncompensated care, compared to companies in other industries. Collection of complete and accurate patient billing information during an emergency service call is sometimes difficult, and incomplete information hinders post-service collection efforts. In addition, we cannot evaluate the creditworthiness of patients requiring emergency transport services. Our provision for uncompensated care generally is higher for transports resulting from emergency ambulance calls than for non-emergency ambulance requests. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations."

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

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in some regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, established regional rates, certain of which are higher than the BBA's national rates, and provided for the blending of the regional and national rates which extend the initial phase-in period until January 1, 2010. Other rate provisions included in the Medicare Modernization Act provided partial mitigation of the impact of the BBA decreases, including a provision that provided for a 1% to 2% increase for blended rates for the period from January 1, 2004 through December 31, 2006. In addition, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which was in effect through December 31, 2009. Because the Medicare Modernization Act relief is of limited duration, we continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $7 million in 2007, an increase in AMR's net revenue of approximately $14 million in 2008, and an increase in AMR's net revenue of approximately $24 million in 2009. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of approximately $30 million during 2010. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "Regulatory Matters—Medicare, Medicaid and Other Government Program Reimbursement" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2009, we had 172 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2009, our top ten 911 contracts accounted for approximately $327 million, or 24% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 34 years.

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

        Non-Emergency Transport.    We have approximately 3,400 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

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

Dispatch and Communications

        Dispatch centers control the deployment and dispatch of ambulances in response to calls through the use of sophisticated communications equipment 24 hours a day, seven days a week. In many operating sites, we communicate with our vehicles over dedicated radio frequencies licensed by the Federal Communications Commission. In certain service areas with a large volume of calls, we analyze data on traffic patterns, demographics, usage frequency and similar factors with the aid of System Status Management, or SSM technology, to help determine optimal ambulance deployment and selection. In addition to dispatching our own ambulances, we also provide dispatching service for 56 communities where we are not an ambulance service provider. Our dispatch centers are staffed by EMTs and other experienced personnel who use local medical protocols to analyze and triage a medical situation and determine the best mode of transport.

        Emergency Transport.    Depending on the emergency medical dispatch system used in a designated service area, the public authority that receives 911 emergency medical calls either dispatches our ambulances directly from the public control center or communicates information regarding the location and type of medical emergency to our control center which, in turn, dispatches ambulances to the scene. While the ambulance is en-route to the scene, the ambulance crew receives information concerning the patient's condition prior to the ambulance's arrival at the scene. Our communication systems allow the ambulance crew to communicate directly with the destination hospital to alert hospital medical personnel of the arrival of the patient and the patient's condition and to receive instructions directly from emergency room personnel on specific pre-hospital medical treatment. These systems also facilitate close and direct coordination with other emergency service providers, such as the appropriate police and fire departments, which also may be responding to a call.

        Non-Emergency Transport.    Requests for non-emergency transports typically are made by physicians, nurses, case managers and hospital discharge coordinators who are interested primarily in prompt ambulance arrival at the requested pick-up time. We also offer on-line, web-enabled transportation ordering to certain facilities. We use our Millennium software to track and manage requests for transportation services for large healthcare facilities and managed care companies.

Management Information Systems

        We support our operations with integrated information systems and standardized procedures that enable us to efficiently manage the billing and collections processes and financial support functions. Our technology solutions provide information for operations personnel, including real-time operating statistics, tracking of strategic plan initiatives, electronic purchasing and inventory management solutions.

        We have three management information systems that we believe have significantly enhanced our operations—our e-PCR technology, an electronic patient care record-keeping system; our Millennium call-taking system, a call-taking application that tracks and manages requests for transportation services for large healthcare facilities and managed care companies; and our SSM ambulance positioning system, a technology which enables us to use historical data on fleet usage patterns to predict where our emergency transport services are likely to be required.

Sales and Marketing

        Our sales and marketing team is focused on contract retention as well as generating new sales. Many new sales opportunities occur through referrals from our existing client base. These team members are frequently former paramedics or EMTs who began their careers in the emergency transportation industry and are therefore well-qualified to understand the needs of our customers.

        We respond to requests for proposals that generally include demographic information of the community or facilities, response time parameters, vehicle and equipment requirements, the length of the contract, the minimum qualifications of bidders, billing information, selection criteria and the format to be followed in the bid. Prior to responding to a request for proposal, AMR's management team ensures that the proposal is in line with appropriate financial and service parameters. Management evaluates all aspects of each proposal, including financial projections, staffing models, resource requirements and competition, to determine how to best achieve our business objectives and customer goals.

Risk Management

        We train and educate all new employees on our safety programs including, among others, emergency vehicle operations, various medical protocols, use of equipment and patient focused care and advocacy. Our safety training also involves continuing education programs and a monthly safety awareness campaign. We also work directly with manufacturers to design equipment modifications that enhance both patient and clinician safety.

        Our safety and risk management team develops and executes strategic planning initiatives focused on mitigating the factors that drive losses in our operations. We aggressively investigate and respond to incidents. Operations supervisors submit documentation of any incidents resulting in a claim to the third party administrator handling the claim. We have a dedicated liability unit with our third party administrator which actively engages with our staff to gain valuable information for closure of claims. Information from the claims database is an important resource for identifying trends and developing future safety initiatives.

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in approximately 60% of our vehicles in emergency response markets.

Competition

        Our predominant competitors are fire departments and other governmental providers, with approximately 57% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing,

  •
  the ability to improve customer service, such as on-time performance and efficient call intake,

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, is the only other national provider of ambulance transport services and generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Southwest Ambulance in Arizona and New Mexico, Acadian Ambulance Service in Louisiana and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $2 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co. or through an insurance subsidiary of American International Group, Inc., or AIG. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

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

Environmental Matters

        We are subject to federal, state and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment. Such regulations include those governing emissions to air, discharges to water, storage, treatment and disposal of wastes, including medical waste, remediation of contaminated sites, and protection of worker health and safety. We believe our current operations are in substantial compliance with all applicable environmental requirements and that we maintain all material permits required to operate our business.

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

Employees

        The following is the break down of our employees by job classification as of December 31, 2009.

Job Classification	Full-time	Part-time	Total
Paramedics	3,644	1,792	5,436
Emergency medical technicians	4,703	2,294	6,997
Nurses	107	97	204
Support personnel	4,103	536	4,639

Total	12,557	4,719	17,276

        Approximately 45% of our employees are represented by 39 collective bargaining agreements. A total of 22 collective bargaining agreements, representing approximately 2,300 employees, are subject to renegotiation in 2010. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions. We do not expect these actions to have a material adverse effect on our ability to provide service to our patients and communities.

EMCARE

        EmCare is a leading provider of outsourced physician services to healthcare facilities in the United States, based on number of contracts with hospitals and affiliated physician groups. EmCare has 527 contracts with hospitals and independent physician groups to provide emergency department, hospitalist/inpatient, anesthesiology, radiology and teleradiology staffing, and other administrative services. We have added 276 net new contracts since 2001. During 2009, EmCare had approximately 9.8 million patient encounters in 39 states. As of December 31, 2009, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. In December 2009, we acquired Pinnacle Consultants Mid-Atlantic and the management services company of Pinnacle Anesthesia Consultants, P.A., collectively referred to as Pinnacle, which provide anesthesiology and management services to more than 75 hospitals and surgery centers.

        We recruit and hire or subcontract with physicians and other healthcare professionals, who then provide professional services to the facilities with whom we contract. We also have practice support agreements with independent physician groups and hospitals pursuant to which we provide unbundled management services such as billing and collection, recruiting, risk management and certain other administrative services.

        As derived from our annual consolidated financial statements, EmCare's revenues, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the year ended December 31,
	2009	2008	2007
Net revenue	$1,225,828	$1,008,063	$887,781
Income from operations	139,597	95,960	99,295
Total identifiable assets	583,806	576,211	558,272

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Services

        We provide a full range of outsourced physician staffing and related management services for emergency department, hospitalist/inpatient services, anesthesiology, radiology and teleradiology programs, which include:

        Contract Management.    We utilize an integrated approach to contract management that involves physicians, non-clinical business experts, and operational and quality assurance specialists. An on-site medical director is responsible for the day-to-day oversight of the operation, including clinical quality, and works closely with the facility's management in developing strategic initiatives and objectives. A quality manager develops site-specific quality improvement programs, and a practice improvement staff focuses on chart documentation and physician utilization patterns. The regional-based management staff provides support for these efforts and ensures that each customer's expectations are identified, that service plans are developed and executed to meet those expectations, and that our and the customer's financial objectives are achieved.

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

        Recruiting.    Many healthcare facilities lack the dedicated resources necessary to identify and attract specialized, career-oriented physicians. We have committed significant resources to the development of EmSource, a proprietary national physician database that we utilize in our recruiting programs across the country. Our marketing and recruiting staff continuously updates our database of nearly 900,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including telemarketing, direct mail, conventions, journal advertising and our internet site.

        Scheduling.    Our scheduling departments schedule, or assist our medical directors in scheduling, physicians and other healthcare professionals in accordance with the coverage model at each facility. We provide 24-hour service to ensure that unscheduled shift vacancies, due to situations such as physician illness and personal emergencies, are filled with alternative coverage.

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

        Other Services.    We provide a substantial portion of our services to healthcare facilities through our affiliate physician groups. There are situations in which facilities and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet this need. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2009, we had 12 practice support agreements which generated $14.0 million in net revenue.

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

Risk Management

        We utilize our risk management function, senior medical leadership and on-site medical directors to conduct aggressive risk management and quality assurance programs. We take a proactive role in promoting early reporting, evaluation and resolution of incidents that may evolve into claims. Our risk management function is designed to mitigate risk associated with the delivery of care and to prevent or minimize costs associated with medical professional liability claims and includes:

        Incident Reporting Systems.    We have established a comprehensive support system for medical professionals. Our Risk Management Hotline provides each physician with the ability to discuss medical issues with a peer, an attorney or a risk management specialist.

        Tracking and Trending Claims.    We utilize an extensive claims database developed from our experience in the emergency department setting. From this database, we track multiple data points on each professional liability claim. We utilize the database to identify claim trends and risk factors so that we can better target our risk management initiatives. Each year, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

        Professional Risk Assessment.    We conduct risk assessments of our medical professionals. Typically, a risk assessment includes a thorough review of professional liability claims against the professional, assessment of issues raised by hospital risk management and identification of areas where additional education may be advantageous for the professional.

        Hospital Risk Assessment.    We conduct risk assessments of potential hospital customers in conjunction with our sales and contracting process. As part of the risk assessment, we conduct a detailed analysis of the hospital's operations affecting the services of our affiliated medical professionals, including the triage procedures, on-call coverage, transfer procedures, nursing staffing and related matters in order to address risk factors contractually during negotiations with potential customer hospitals.

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

        Proactive Professional Liability Claims Handling.    We utilize a third party claims administrator to manage professional liability claims against companies and medical professionals covered under our insurance program. For each case, detailed reports are reviewed to ensure proactively that the defense is comprehensive and aggressive. Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare's Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare's risk management personnel to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

        We receive payment for patient services from:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations, preferred provider organizations and private insurers,

  •
  hospitals, and

  •
  individual patients.

        The table below presents the approximate percentages of EmCare's net revenue from the following sources:

	Percentage of EmCare Net Revenue for the year ended December 31,
	2009	2008	2007
Medicare	14.6%	15.6%	16.6%
Medicaid	3.8	3.1	3.0
Commercial insurance/managed care	56.5	55.5	54.1
Self-pay	2.5	3.2	3.5
Subsidies/fees	22.6	22.6	22.8

Total net revenue	100.0%	100.0%	100.0%

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

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 780 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to three outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

Contracts

        We have contracts with (i) hospital customers to provide professional staffing and related management services, (ii) healthcare facilities and independent physician groups to provide management services, and (iii) affiliated physician groups and medical professionals to provide management services and various benefits. We also contract with large health systems as a national provider of facility-based services.

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

        Hospital and Practice Support Contracts.    As of December 31, 2009, EmCare provided services under 527 contracts. Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

        Our contracts with hospitals provide for one of three payment models:

  •
  we bill patients and third party payors directly for physician fees,

  •
  we bill patients and third party payors directly for physician fees, with the hospital paying us an additional pre-arranged fee for our services, or

  •
  we bill the hospitals directly for the services of the physicians.

        In all cases, the hospitals are responsible for billing and collecting for non-physician-related services.

        We have established long-term relationships with some of the largest healthcare service providers. None of these customers represent revenue that amounts to 10% of our total net revenue for the years ended December 31, 2009, 2008, or 2007. Our top ten hospital emergency department contracts represent $120.8 million, or 10%, of EmCare's net revenue for the year ended December 31, 2009. We have maintained our relationships with these customers for an average of 14 years.

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

Sales and Marketing

        Contracts for outsourced emergency department and other facility-based services are obtained through strategic marketing programs and responses to requests for proposals. EmCare's business development team includes Practice Development representatives located throughout the United States who are responsible for developing sales and acquisition opportunities for the operating group in his or her territory. A significant portion of the compensation program for these sales professionals is commission-based, based on the profitability of the contracts they sell. Leads are generated through regular marketing efforts by our business development group, our website, journal advertising, conventions and a lead referral program. Each Practice Development representative is responsible for working with the regional chief executive officer to structure and provide customer proposals for new prospects in their respective regions.

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

Competition

        The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 800 national, regional and local providers handling an estimated 119 million patient visits in 2006. There are nearly 4,900 hospitals in the United States with emergency departments, of which approximately 65% currently outsource physician services. Of these hospitals that outsource, we believe approximately 49% contract with a local provider, 21% contract with regional provider and 30% contract with a national provider.

        Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 5% share based on number of contracts. Other national providers of outsourced emergency department services are Hospital Physician Partners, National Emergency Services Healthcare Group, Schumacher Group and California Emergency Physicians.

Insurance

        Professional Liability Program.    For the period January 1, 2002 through December 31, 2009, our professional liability insurance program provided "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per physician aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        For the 2002 through 2009 calendar years, most of our professional liability insurance coverage was provided by Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2009 calendar years.

        Captive Insurance Arrangement.    Our captive insurance company, EMCA Insurance Company, Ltd., or EMCA, is a wholly owned subsidiary of EmCare, formed under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement.

        Workers Compensation Program.    For the period September 1, 2002 through August 31, 2004, we procured workers compensation insurance coverage for employees of EmCare and affiliated physician groups through CCC. CCC reinsures a portion of this workers compensation exposure, on both a per claim and an aggregate basis, with EMCA.

        From September 1, 2004 through August 31, 2007, EmCare insured its workers compensation exposure through The Travelers Indemnity Company, which reinsured a portion of the exposure with EMCA. From September 1, 2007 through August 31, 2009, EmCare insured its workers compensation exposure through an insurance subsidiary of AIG. Beginning September 1, 2009, EmCare insured, and continues to insure, its workers compensation exposure through Sentry Insurance Companies.

Employees and Independent Contractors

        The following is the break down of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2009.

Job Classification	Full-time	Part-time	Total
Physicians	2,026	3,065	5,091
Physician assistants	340	329	669
Nurse practitioners	424	256	680
Non-clinical employees	1,491	288	1,779

Total	4,281	3,938	8,219

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

        Leading, Established Provider of Emergency Medical Services.    We are a leading provider of emergency medical services and facility-based outsourced physician services in the United States. We believe our track record of consistently meeting or exceeding our customers' service expectations, coupled with our ability to leverage our infrastructure and technology to drive increased productivity and efficiency, have contributed to our ability to retain existing and win new contracts. Additionally, we have successfully leveraged our core competencies to further expand our services to include hospitalist, radiology/teleradiology, anesthesiology, fixed-wing air ambulance and managed transportation.

        Significant Scale and Geographic Presence.    We believe our significant scale and geographic presence provide a competitive advantage over local and regional providers in most areas. We believe we have established best operating practices across our platform, leveraged our infrastructure and broadened our program offerings, which has enabled us to win new contracts, enter into national and regional contracts with healthcare facilities, managed care organizations and insurance companies, and enhanced our ability to recruit and retain quality personnel. Additionally, we believe our diverse revenue base and geographic footprint limit our exposure to any single market.

        Long-Term Relationships with Existing Customers.    We believe our long-term, well-established relationships with communities and healthcare facilities enhance our ability to retain existing customers and win new contracts.

        Strong Financial Performance.    One of the key factors our potential customers evaluate is financial stability. We believe our ability to demonstrate consistently strong earnings growth and cash flows will continue to differentiate our company, has enabled us to expand our service offerings and provides a competitive advantage in winning new contracts and renewing existing contracts.

        Focus on Risk Management.    Our risk management initiatives at EmCare are enhanced by the use of professional liability claims data and comprehensive claims management. We analyze this data to demonstrate claim trends on a national, regional, facility, physician and procedure level, helping to manage and mitigate risk exposure. AMR's risk/safety program is aimed at reducing worker injuries through training and improved equipment, and increasing vehicle safety through the use of training and technology.

        Investment in Core Technologies.    We utilize technology as a means to enhance the quality and reduce the cost of our service offerings, more effectively manage risk and improve our profitability. AMR uses proprietary technology to improve chart documentation, determine transportation service levels and track response times and other data for hospitals. EmCare uses proprietary physician recruitment software to improve recruitment efficiency and retention rates.

Business Strategy

        Increase Revenue from Existing Customers.    We believe our long track record of delivering excellent service and quality patient care, as well as the expanded breadth of our services, creates opportunities for us to increase revenue from our existing customer base. We have established strategies aimed at assisting facilities, communities and payors to manage their cost of outsourced physician services and emergency, non-emergency and managed transportation services.

        Expand Our Existing Service Lines.    We continue to enter complementary service lines, at both AMR and EmCare, which we believe leverage our core competencies. At EmCare, we acquired an anesthesiology company in 2008 and completed the purchase of two additional companies in 2009, which are related to each other, to further expand our presence in this field. At AMR, we continue to focus on our fixed-wing air ambulance services business and expand our managed transportation services. The market demand at both our existing customers and new customers for these services provide new growth opportunities.

        Grow Our Customer Base.    We believe we have a unique competency in the treatment, management and billing of episodic and unscheduled patient care. We believe our long operating history, significant scope and scale and leading market position provide us with new and expanded opportunities to grow our customer base. We have recently been successful in obtaining regional and national contracts for both operating segments with healthcare systems, free standing facilities and insurance providers for single and multiple service lines.

        Pursue Select Acquisition Opportunities.    The medical transportation services and outsourced physician services industries are highly fragmented, with only a few large national providers. We expect to continue pursuing select acquisitions in our existing business segments, including acquisitions to enhance our presence in existing markets and facilitate our entry into new geographic markets. We will also continue to explore the acquisition of complementary businesses and seek opportunities to expand the scope of services we provide.

        Utilize Technology to Differentiate Our Services and Improve Operating Efficiencies.    We intend to continue to invest in technologies that broaden our services in the marketplace, improve patient care, enhance our billing efficiencies and increase our productivity and profitability.

        Continued Focus on Risk Management.    We will continue to utilize risk management programs for loss prevention and early intervention. This may include continued use of clinical "fail safes" and technology in our ambulances to reduce vehicular incidents.

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

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2009, we received approximately 23% of our net revenue from Medicare and 5% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

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

        Ambulance Services Fee Schedule.    In February 2002, the Health Care Financing Administration, now renamed the Centers for Medicare and Medicaid Services, or CMS, issued the Medicare Ambulance Fee Schedule Final Rule, or Final Rule, that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions.

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

        With the passage of the Medicare Modernization Act, temporary modifications were made to the amounts payable under the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule is blended with the national fee schedule on a temporary basis, until this year. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provided for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through December 31, 2006. In addition, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which was in effect through December 31, 2009.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule, as modified by the provisions of the Medicare Modernization Act, resulted in a decrease in AMR's net revenue of approximately $7 million in 2007, an increase in AMR's net revenue of approximately $14 million in 2008, and an increase in AMR's net revenue of approximately $24 million in 2009. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of approximately $30 million for 2010. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon a national fee schedule, or Fee Schedule, which contains a list of uniform rates. The payment rates under the Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. In July of 2008, Congress passed legislation to prevent a 10.6% reduction in Medicare physician payments which was scheduled to take effect July 1, 2008. The legislation replaced the scheduled 10.6% cut with a 0.5% increase for the remainder of 2008 (retroactive to July 1, 2008) and raised reimbursement rates by an average of 1.1% in 2009. However, if Congress does not act before March 1, 2010 with further legislation, Medicare physician payments will be reduced by a projected 21% beginning as of that date. Congressional leaders have pledged to take action to prevent this pending reduction. Moreover, unless Congress takes additional action in the future to modify or reform the mechanism by which the Fee Schedule payment rates are updated, significant reductions in Medicare reimbursement will continue to occur annually, and these reductions could have a material adverse effect on our business, financial condition and results of operations.

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

        Patient Signatures.    Medicare regulations require that providers obtain the signature of the patient or, if the patient is unable to provide a signature, the signature of a representative as defined in the regulations, prior to submitting a claim for payment from Medicare. Historically, until January 1, 2008, an exception existed for situations where it is not reasonably possible to obtain a patient or representative signature, provided that the reason for the exception is clearly documented and certain additional documentation was completed. This exception was historically interpreted as applying to both emergency and non-emergency transports. Effective January 1, 2008, these regulations were revised and reinterpreted by CMS to limit this exception to emergency transports, provided the ambulance company obtained the signature of a representative of the receiving facility, or other specified documentation from that facility as proof of transport and maintains certain other documentation. Following this change, until a subsequent change became effective on January 1, 2009, if we were unable to obtain the signature of a Medicare non-emergency patient or a qualified representative, we could not bill Medicare for the transport and were required to seek payment directly from the patient. These revised requirements exacerbated the difficulty ambulance providers historically had in complying with the patient signature requirements. Effective January 1, 2009, Medicare again revised the signature requirements to expand the exception to non-emergency patients for whom it is not reasonably possible to obtain a patient or representative signature, provided the specified requirements are met. Even with these changes, the requirement to obtain patient signatures or comply with the requirements for meeting the exception could adversely impact our cash flow because of the delays that may occur in meeting such requirements, or our inability to bill Medicare when we are unable to do so. Further, although we believe AMR currently has procedures in place to assure that these signature requirements are met, we cannot assure you that enforcement agencies will not find that we have failed to comply with these requirements.

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

        Health facilities such as hospitals and nursing homes refer two categories of ambulance transports to us and other ambulance companies: (1) transports for which the facility must pay the ambulance company, and (2) transports which the ambulance company can bill directly to Medicare or other public or private payors. In Advisory Opinion 99-2, which we requested, the OIG addressed the issue of whether substantial contractual discounts provided to nursing homes on the transports for which the nursing homes are financially responsible may violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports. The OIG opined that such discounts implicate the Anti-Kickback Statute if even one purpose of the discounts is to induce the referral of the transports paid for by Medicare and other federal programs. The OIG further indicated that a violation may exist even if there is no contractual obligation on the part of the facility to refer federally funded patients, and even if similar discounts are provided by other ambulance companies in the same marketplace. Following our receipt of this Advisory Opinion in March of 1999, we took steps to bring our contracts with health facilities into compliance with the OIG's views. In 2006, we entered into a settlement with the U.S. Department of Justice and a Corporate Integrity Agreement, or CIA, to settle allegations that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. See Item 3, "Legal Proceedings".

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

        The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, or ARRA, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Under recently enacted amendments to federal privacy law, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients."

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

        When the United States government settles a case involving allegations of billing misconduct with a healthcare provider, it typically requires the provider to enter into a CIA with the OIG for a set period of years. As a condition to settlement of government investigations, certain of our operations are subject to two separate CIAs with the OIG for the period July 2004 through September 2011. As part of these CIAs, AMR is required to establish and maintain a compliance program that includes the following elements: (1) a compliance officer and committee, (2) written standards including a code of conduct and policies and procedures, (3) general and specific training and education, (4) claims review by an independent review organization, (5) disclosure program for reporting of compliance issues or questions, (6) screening and removal processes for ineligible persons, (7) notification of government investigations or legal proceedings, (8) establishment of safeguards applicable to our contracting processes and (9) reporting of overpayments and other "reportable events."

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

        See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" for additional information related to regulatory matters.

Additional Information

        We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"). The SEC maintains an internet website, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Copies of materials that we file with the SEC can also be obtained at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the SEC's Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

        Our website address is www.emsc.net. Under the "Investor Relations" heading on our website we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934 as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC.

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

        Onex Partners LP and other entities affiliated with Onex Corporation, which we refer to together as the Onex entities, own all of our outstanding LP exchangeable units, which are exchangeable at any time, at the option of the holder, for our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share (reducing to one vote per share under certain limited circumstances), on all matters to be voted on by our stockholders. Prior to the exchange for class B common stock, the holders of the LP exchangeable units will be able to exercise the same voting rights with respect to EMSC as they would have after the exchange through a share of class B special voting stock. As a result, the Onex entities control 82% of our combined voting power. Accordingly, the Onex entities exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex entities could cause corporate actions to be taken even if the interests of these entities conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of EMSC that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive

Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

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

        We are a holding company, and we have no material assets other than our direct ownership of a 68% equity interest in EMS LP. EMS LP is our only source of cash flow from operations. The Onex entities hold their equity interest in us through LP exchangeable units of EMS LP. As our controlling stockholder, Onex could limit distributions to us from EMS LP, and cause us to amend the EMS LP partnership agreement in a manner that would be beneficial to the Onex entities, as limited partners of EMS LP, and detrimental to our class A stockholders.

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

        The management agreement between our subsidiaries, AMR and EmCare, and an Onex affiliate provides that the annual fee may be increased from $1.0 million to $2.0 million. Such an increase would be detrimental to the interest of our class A stockholders if the fee were disproportionate to the benefit we derive from the services the Onex affiliate performs. In order to minimize this potential conflict of interest, the agreement requires that any increase in the fee be approved by a majority of the members of the boards of AMR and EmCare who are not affiliated with Onex. As long as the Onex entities control more than 50% of our combined voting power, they may be able to exercise a controlling influence over the election of the boards of AMR and EmCare.

Our certificate of incorporation and our by-laws contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions of our certificate of incorporation and our by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

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

        We have a substantial amount of debt. At December 31, 2009, we had total debt of $454 million, including $200 million of borrowings under the term loan portion of our senior secured credit facility, $250 million of our senior subordinated notes and $3 million of capital lease obligations. We had no borrowings outstanding under our revolving credit facility and we had $44 million of letters of credit outstanding. In addition, subject to restrictions in the indenture governing our notes and the credit agreement governing our senior secured credit facility, we may incur additional debt.

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

        Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2010, including our debt service, will total approximately $96 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectible, generally will reduce our cash flow.

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

        The current economic market environment has caused contraction in the availability of credit in the marketplace. This could potentially reduce our sources of liquidity. While there have not been changes to date regarding our ability to access credit under our revolving credit facility or additional borrowings under our senior secured facility, future volatility could have a negative impact on our financial position and performance which could put us in default of the credit conditions and impact our ability to access credit. Additionally, future volatility and financial market disruptions could impact the creditor's ability to honor the terms of our credit agreements.

Risk Factors Related to Our Business

We could be subject to lawsuits for which we are not fully reserved.

        In recent years, physicians, hospitals and other participants in the healthcare industry have become subject to an increasing number of lawsuits alleging medical malpractice and related legal theories such as negligent hiring, supervision and credentialing. Similarly, ambulance transport services may result in lawsuits concerning vehicle collisions and personal injuries, patient care incidents or mistreatment and employee job-related injuries. Some of these lawsuits may involve large claim amounts and substantial defense costs.

        EmCare procures professional liability insurance coverage for most of its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, this insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsures the entire program, primarily through EmCare's wholly-owned subsidiary, EMCA Insurance Company, Ltd., or EMCA. Workers compensation coverage for EmCare's employees and applicable affiliated medical professionals is provided under a similar structure for the period through August 31, 2007. From September 1, 2004 to the closing date of our acquisition of AMR and EmCare, AMR obtained insurance coverage for losses with respect to workers compensation, auto and general liability claims through Laidlaw's captive insurance program. In 2007, AMR transferred the Laidlaw insurance coverage to an insurance subsidiary of AIG and currently has a self-insurance program fronted by an unrelated third party for all of its insurance programs subsequent to September 1, 2001. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

        Our liability to pay for EmCare's insurance program losses is collateralized by funds held through EMCA and, to the extent these losses exceed the collateral and assets of EMCA or the limits of our insurance policies, will have to be funded by us. Should our AMR losses with respect to such claims exceed the collateral held by AMR's insurance providers in connection with our self-insurance program or the limits of our insurance policies, we will have to fund such amounts. See Item 1, "Business—American Medical Response—Insurance" and "Business—EmCare—Insurance."

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

        In connection with our insurance programs, we establish reserves for losses and related expenses, which represent estimates involving actuarial and statistical projections, at a given point in time, of our expectations of the ultimate resolution and administration costs of losses we have incurred in respect of our liability risks. Insurance reserves inherently are subject to uncertainty. Our reserves are based on historical claims, demographic factors, industry trends, severity and exposure factors and other actuarial assumptions calculated by an independent actuary firm. The independent actuary firm performs studies of projected ultimate losses on an annual basis and provides quarterly updates to those projections. We use these actuarial estimates to determine appropriate reserves. Our reserves could be significantly affected if current and future occurrences differ from historical claim trends and expectations. While we monitor claims closely when we estimate reserves, the complexity of the claims and the wide range of potential outcomes may hamper timely adjustments to the assumptions we use in these estimates. Actual losses and related expenses may deviate, individually and in the aggregate, from the reserve estimates reflected in our financial statements. If we determine that our estimated reserves are inadequate, we will be required to increase reserves at the time of the determination, which would result in a reduction in our net income in the period in which the deficiency is determined. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Claims Liability and Professional Liability Reserves" and note 15 of the notes to our financial statements included in Item 8.

Insurance coverage for some of our losses may be inadequate and may be subject to the credit risk of commercial insurance companies.

        Some of our insurance coverage, for periods prior to the initiation of our self-insurance programs as well as portions of our current insurance coverage, is through various third party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

Volatility in current market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

        Our insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties. The recent volatility experienced in the market has not had a material impact to our financial position or performance. Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 82% of our net revenue for the year ended December 31, 2009, we, or our affiliated physicians, collect the fees for transports and physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See "—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations." In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $45 million, $32 million, and $38 million in the years ended December 31, 2009, 2008, and 2007, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

        A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient encounters and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the year ended December 31, 2009 was generated under contracts, including exclusive contracts that accounted for approximately 90% of our 2009 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal, or RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

        AMR.    The market for providing ambulance transport services to municipalities, other healthcare providers and third party payors is highly competitive. In providing ambulance transport services, we compete with governmental entities, including cities and fire districts, hospitals, local and volunteer private providers, and with several large national and regional providers, such as Rural/Metro Corporation, Southwest Ambulance and Acadian Ambulance. In many communities, our most important competitors are the local fire departments, which in many cases have acted traditionally as the first response providers during emergencies, and have been able to expand their scope of services to include emergency ambulance transport and do not wish to give up their franchises to a private competitor.

        EmCare.    The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Hospital Physician Partners, Schumacher Group, California Emergency Physicians and National Emergency Services Healthcare Group, some of which may have greater financial and other resources available to them, greater access to physicians and/or greater access to potential customers. We also compete against local physician groups and self-operated facility-based physician services departments for satisfying staffing and scheduling needs.

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

        Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including increasing revenue from existing customers, growing our customer base, expanding our existing service lines, pursuing select acquisitions, implementing cost rationalization initiatives, focusing on risk mitigation and utilizing technology to differentiate our services and improve profitability. We may not be able to implement our business strategy successfully or achieve the anticipated benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all.

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

A successful challenge by tax authorities to our treatment of certain physicians as independent contractors and to our tax elections could require us to pay past taxes and penalties.

        As of December 31, 2009, we contracted with approximately 3,330 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities were successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment of the physicians would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

        We have made certain elections for income tax purposes and recorded related tax deductions that while we feel are probable of being upheld, may be challenged by the taxing authorities.

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

        Approximately 45% of AMR's employees are represented by 39 collective bargaining agreements. A total of 22 collective bargaining agreements, representing approximately 2,300 employees, are subject to renegotiation in 2010. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

        Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the first three years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $104 million. In its present form, the contract generates revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

We may be required to enter into large scale deployment of resources in response to a national emergency under our contract with FEMA, which may divert management attention and resources.

        We do not believe that a FEMA deployment adversely affects our ability to service our local 911 contracts. However, any significant FEMA deployment requires significant management attention and could reduce our ability to pursue other local transport opportunities, such as inter-facility transports, and to pursue new business opportunities, which could have an adverse effect on our business and results of operations.

Risk Factors Related to Healthcare Regulation

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations.

        The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services, our contractual relationships with our physicians, vendors and customers, our marketing activities and other aspects of our operations. Failure to comply with these laws can result in civil and criminal penalties such as fines, damages and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

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

        Like most healthcare providers, the majority of our services are paid for by private and governmental third party payors, such as Medicare and Medicaid. These third party payors typically have differing and complex billing and documentation requirements that we must meet in order to receive payment for our services. Reimbursement to us is typically conditioned on our providing the correct procedure and diagnostic codes and properly documenting the services themselves, including the level of service provided, the medical necessity for the services, the site of service and the identity of the practitioner who provided the service.

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

        Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. See Item 3, "Legal Proceedings." Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the Civil Monetary Penalties Law, the Health Insurance Portability and

Accountability Act of 1996, the federal Anti-Kickback Statute, the Balanced Budget Act of 1997, the federal Deficit Reduction Act of 2005, ARRA, and other provisions of federal, state and local law. The federal False Claims Act was recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

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

        The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by "covered entities," which include AMR and EmCare.

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

        The Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was enacted as part of the ARRA, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to the HITECH Act, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under the HITECH Act, which now imposes mandatory penalties for violations of HIPAA that are due to "willful neglect." For violations due to willful neglect, penalties start at $10,000 and are not to exceed $250,000. For violations due to willful neglect that are not corrected, penalties start at $50,000 and are not to exceed $1.5 million. For violations based on reasonable cause, penalties start at $1,000 per violation and are not to exceed $100,000. For violations determined to be made without knowledge, penalties start at $100 per violation and are not to exceed $25,000. The HITECH Act specifically allows the Office for Civil Rights (OCR) to continue to use corrective action without a penalty, but only in situations where the violation was made without knowledge. The HITECH Act also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs, and attorneys' fees related to violations of HIPAA in such cases.

        The HITECH Act and implementing regulations enacted by HHS further requires that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information ("Unsecured PHI") that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the "same facility." The HITECH Act and implementing regulations specify that such notifications must be made "without unreasonable delay and in no case later than 60 calendar days after discovery of the breach." If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. The security breach notification requirements apply not only to unauthorized disclosures of Unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI. This means that unauthorized employee "snooping" into medical records could trigger the notification requirements. These security breach notification requirements became effective on September 23, 2009, but HHS has indicated it will not exercise its enforcement discretion and will not impose sanctions for failure to provide notifications for breaches occurring prior to February 22, 2010.

        Many states in which we operate also have laws that protect the privacy and security of confidential, personal information. These laws may be similar to or even more protective than the federal provisions. Not only may some of these state laws impose fines and penalties upon violators, but some may afford private rights of action to individuals who believe their personal information has been misused. California's patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages.

Changes in the healthcare industry and in healthcare spending may adversely affect our revenue.

        Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending. The healthcare industry is subject to changing political, regulatory and other influences. National healthcare reform is currently a major focus at the federal level, and congressional leaders may pass reform legislation during 2010. Among other things, healthcare reform may increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry constituents operate. Healthcare industry constituents may respond by reducing their expenditures or postponing expenditure decisions, including expenditures for our services.

If we are unable to timely enroll our providers in the Medicare program, our collections and revenue will be harmed.

        In the 2009 Medicare Physician Fee Schedule, or MPFS, CMS substantially reduced the time within which providers can retrospectively bill Medicare for services provided by such providers from 27 months prior to the effective date of the enrollment to 30 days prior to the effective date of the enrollment. In addition, the new enrollment rules set forth in the 2009 MPFS also provide that the effective date of the enrollment will be the later of the date on which the enrollment was filed and approved by the Medicare contractor, or the date on which the provider began providing services. If we are unable to properly enroll physicians and midlevel providers within the 30 days after the provider begins providing services, we will be precluded from billing Medicare for any services which were provided to a Medicare beneficiary more than 30 days prior to the effective date of the enrollment. Such failure to timely enroll providers could have a material adverse effect on our business, financial condition or results of operations.

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

        Government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR's net revenue of approximately $7 million in 2007, an increase in AMR's net revenue of approximately $14 million in 2008, and an increase in AMR's net revenue of approximately $24 million in 2009. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of approximately $30 million in 2010. Legislation is currently pending in Congress that would mitigate approximately 30% of this decrease. As another example, the 2010 Medicare Physician Fee Schedule Rule recently released by CMS will result in a 21.2% decrease in fee schedule amounts paid by Medicare for physician services unless Congress enacts legislation blocking the reduction, as it has done in previous years. Legislation is currently pending in Congress that would again replace this reduction with a small increase and would also modify the methodology CMS currently uses to calculate annual fee updates for physicians. See Item 1, "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs."

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

Our contracts with healthcare facilities and marketing practices are subject to the federal Anti-Kickback Statute, and we entered into a settlement in 2006 for alleged violations of that statute.

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

        In the last seven years, we have entered into four settlement agreements with the United States government. In February 2003, one of our subsidiaries, AMR of South Dakota, entered into a settlement agreement to resolve allegations that it incorrectly billed for transports performed by other providers when an AMR paramedic accompanied the patient during transport, and that it billed for certain non-emergency transports using emergency codes. In July 2004, another subsidiary, AMR West, entered into a settlement agreement in connection with billing matters related to emergency transports and specialized services. In August 2004, AMR entered into a settlement agreement on behalf of a subsidiary, Regional Emergency Services LP, or RES, to resolve allegations of violations of the False Claims Act by RES and a hospital system based on the absence of certificates of medical necessity and other non-compliant billing practices. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. See Item 3, "Legal Proceedings."

        As part of the settlement AMR West entered into with the government, we entered into a Corporate Integrity Agreement, or CIA, which expired in 2009. In connection with the September 2006 settlement for AMR, we also entered into a CIA which requires us to maintain a compliance program which includes the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

        We cannot assure you that the CIAs or the compliance program we have initiated have prevented, or will prevent, any repetition of the conduct or allegations that were the subject of these settlement agreements, or that the government will not raise similar allegations in other jurisdictions or for other periods of time. If such allegations are raised, or if we fail to comply with the terms of the CIAs, we may be subject to fines and other contractual and regulatory remedies specified in the CIAs or by applicable laws, including exclusion from the Medicare program and other federal and state healthcare programs. Such actions could have a material adverse effect on the conduct of our business, our financial condition or our results of operations.

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

        Even if healthcare reform legislation currently pending in Congress is not enacted, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR's net revenue of approximately $7 million in 2007, an increase in AMR's net revenue of approximately $14 million in 2008, and an increase in AMR's net revenue of approximately $24 million in 2009. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of approximately $30 million in 2010.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2.    PROPERTIES

        We lease approximately 67,000 square feet in an office building at 6200 S. Syracuse Way, Greenwood Village, Colorado for the AMR and EMSC corporate headquarters and which also serves as one of AMR's billing offices. Our leases for our business segments are described below.

AMR

        Facilities.    In addition to the corporate headquarters, we also lease approximately 580 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 15 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

        Vehicle Fleet.    We operate approximately 4,100 vehicles. Of these, 79% are ambulances, 10% are wheelchair vans and 11% are support vehicles. As of December 31, 2009, we owned approximately 90% of our vehicles and leased the balance. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately 5 years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We continue to explore ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

EmCare

        Facilities.    We lease approximately 49,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare's key support functions and regional operations. We also lease 25 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2019.

        We lease approximately 117,000 square feet in a business park located at 1000 River Road, Conshohocken, Pennsylvania, for certain key billing and support functions. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our primary lease expires in 2019 with the right to renew for two additional terms of five years each.

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

        We are subject to the Medicare and Medicaid fraud and abuse laws, which prohibit, among other things, any false claims, or any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.

We have implemented policies and procedures that management believes will assure that we are in substantial compliance with these laws, but we cannot assure you that the government or a court will not find that some of our business practices violate these laws.

        During the first quarter of fiscal 2004 we were advised by the United States Department of Justice, or DOJ, that it was investigating certain business practices at AMR including whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. Specifically, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, we entered into a Corporate Integrity Agreement, or CIA, which is effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, we are required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; safeguards for our contracting processes nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the CIA. There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames.

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

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We are reviewing the information provided by the government and intend to provide a response. We do not believe the identified claims will result in a material adverse effect on the financial condition of EMSC.

        Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; and on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. We are unable at this time to estimate the amount of potential damages, if any.

        We are involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our class A common stock have been trading on the New York Stock Exchange ("NYSE"), under the symbol "EMS", since our initial public offering of such stock on December 16, 2005. There is no established market for our class B common stock or our LP exchangeable units. The following table details the high and low sales prices of our class A common stock during the years ended December 31, 2009 and 2008.

	HIGH	LOW
Year ended December 31, 2009:
Fourth Quarter	$55.50	$41.50
Third Quarter	49.54	36.31
Second Quarter	37.38	28.90
First Quarter	39.11	26.64
Year ended December 31, 2008:
Fourth Quarter	$38.63	$26.29
Third Quarter	34.83	20.75
Second Quarter	26.45	20.56
First Quarter	33.03	21.17

        On February 16, 2010, the last sale price of our class A common stock as reported by the NYSE was $53.82 and there were approximately 74 holders of record of our class A common stock, 3 holders of record of our class B common stock and 5 holders of record of our LP exchangeable units.

        We refer you to our Registration Statement filed on Form S-1 under the Securities Act of 1933 with the Securities and Exchange Commission on December 15, 2005 under the caption "Description of Capital Stock" for a further description of our capital stock.

Dividend Policy

        We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facility. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay dividends in 2009, 2008 or 2007 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

        We did not have any sales of unregistered securities during the year ended December 31, 2009.

Issuer Purchases of Equity Securities

        We did not repurchase any shares of our common stock during the year ended December 31, 2009.

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

        These plans provide for the issuance of up to 4,857,907 shares of our class A common stock at December 31, 2009, including 2,010,510 shares that may be issued upon the exercise of outstanding stock options at a weighted average price of $12.92, and 228,292 shares that may vest pursuant to outstanding restricted stock grants. At December 31, 2009, 308,567 shares remain available under the Long-Term Incentive Plan for future grants.

Management Investment and Equity Purchase Plan

        In connection with our acquisition of AMR and EmCare, our named executive officers, other members of management and certain employees and affiliated physicians, physician assistants and nurse practitioners purchased shares of class A common stock pursuant to our equity purchase plan. Certain of these shares held by these investors, including our named executive officers, are governed by equityholder agreements. These agreements contain restrictions on transfer of the equity. See "Description of Capital Stock—Equityholder Agreements" in our Registration Statement under the Securities Act of 1933 filed on Form S-1 with the Securities and Exchange Commission on December 15, 2005 for a description of the transfer restrictions and "piggyback" registration rights.

Non-Employee Director Compensation Program

        Under the terms of our Non-Employee Director Compensation Program, in addition to an annual cash retainer of $50,000, each continuing non-employee director (other than Robert M. Le Blanc, our Lead Director), effective immediately following each annual meeting of stockholders, will receive a grant of a number of restricted stock units, or RSUs, having a fair market value of $100,000, based on the closing price of our class A common stock on the business day immediately preceding the grant date. The RSUs will vest on the date of the following annual meeting of stockholders, immediately prior to the vote for directors, and will be paid in shares of our class A common stock (one share for each RSU). The number of RSUs granted to a non-employee director joining the board other than at an annual meeting of stockholders will be pro-rated based on the amount of time remaining until the next annual meeting of stockholders. This equity component of the non-employee director compensation program became effective as of June 1, 2006, and was approved by the stockholders at the 2007 annual meeting of stockholders. The number of RSUs issued and outstanding at December 31, 2009 was 76,864 and due to the nature of the plan, the number of shares remaining for future issuance is indeterminable.

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

Employee Stock Purchase Plan and Stock Purchase Plan

        Under our Employee Stock Purchase Plan, or ESPP, 500,000 shares of class A common stock are authorized for purchase during specific offering periods. The Compensation Committee of our Board of Directors administers the ESPP, and has sole discretion in determining when offerings will be made and the terms of each, and to designate which subsidiary corporations of EMSC will be eligible to participate. It also has the authority to construe the ESPP and any purchase rights granted thereunder, and establish, amend and revoke rules and regulations for the administration of the ESPP.

        Under the Long-Term Incentive Plan, we may also offer and sell up to 500,000 shares of our class A common stock to employees of professional associations or professional corporations, for which we or our subsidiaries provide management services pursuant to a physician services agreement, as well as to independent contractors that provide clinical services for such professional associations or professional corporations, for us or for any of our subsidiaries. The purchase price associated with the class A common stock sold to such individuals will be determined from time to time pursuant to the Long-Term Incentive Plan by our Compensation Committee. We refer to this framework pursuant to the Long-Term Incentive Plan as the Stock Purchase Plan, or SPP.

        We offered our class A common stock to eligible employees and independent contractors associated with EMSC and our subsidiaries pursuant to the ESPP and SPP during 2009 and 2008. The purchases of stock under these plans occurred in October 2009 and September 2008 at a 5% discount to the closing price of our class A common stock on predetermined dates established pursuant to the ESPP and SPP, and as such no compensation charge was recorded for these plans during 2009 or 2008. Employee contributions to these plans were used to purchase shares of class A common stock totaling 8,644 and 20,627 during 2009 and 2008, respectively.

Performance Graph

        The performance graph comparing cumulative total return among EMSC and certain indexes will be filed in EMSC's annual report for the year ended December 31, 2009, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009; the performance graph is incorporated herein by reference.

Offer to Provide Form 10-K

        Stockholders may request a complimentary copy of our Annual Report on Form 10-K by mail addressed to our Investor Relations Department at the following address: Emergency Medical Services Corporation, 6200 South Syracuse Way, Suite 200, Greenwood Village, CO 80111.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data derived from our consolidated financial statements for each of the periods indicated. The selected financial data presented below should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and notes thereto appearing in Item 8 of this Report.

        Effective as of January 31, 2005, we acquired AMR and EmCare from Laidlaw and, as such, the 2005 period reflects the period as of and for the eleven months ended December 31, 2005.

        Financial data as of and for the eleven months ended December 31, 2005 and the years ended December 31, 2006, 2007, 2008 and 2009 are derived from our audited consolidated financial statements.

	As of and for the
	Year ended				Eleven months ended
	December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$2,569,685	$2,409,864	$2,106,993	$1,934,205	$1,655,485
Compensation and benefits	1,796,779	1,637,425	1,455,970	1,333,648	1,146,055
Operating expenses	334,328	383,359	317,518	294,806	233,087
Insurance expense	97,610	82,221	66,308	74,258	86,814
Selling, general and administrative expenses	63,481	69,658	61,893	57,403	54,262
Depreciation and amortization expense	64,351	68,980	70,483	66,005	54,143
Restructuring charges	—	—	2,242	6,369	1,781

Income from operations	213,136	168,221	132,579	101,716	79,343
Interest income from restricted assets	4,516	6,407	7,143	5,987	4,014
Interest expense	(40,996)	(42,087)	(46,948)	(45,605)	(47,813)
Realized gain (loss) on investments	2,105	2,722	245	(467)	(164)
Interest and other income	1,816	2,055	2,055	2,346	1,040
Loss on early debt extinguishment	—	(241)	—	(377)	(2,040)

Income before income taxes and equity in earnings of unconsolidated subsidiary	180,577	137,077	95,074	63,600	34,380
Income tax expense	(65,685)	(52,530)	(36,104)	(24,961)	(14,372)

Income before equity in earnings of unconsolidated subsidiary	114,892	84,547	58,970	38,639	20,008
Equity in earnings of unconsolidated subsidiary	347	300	848	432	59

Net income	$115,239	$84,847	$59,818	$39,071	$20,067

Net income per share:
Basic	$2.71	$2.04	$1.44	$0.94	$0.56
Diluted	$2.64	$1.97	$1.39	$0.92	$0.55
Weighted average number of common shares outstanding:
Basic	42,552,716	41,652,783	41,551,207	41,502,632	33,621,542
Diluted	43,623,800	43,130,782	43,146,881	42,528,885	34,282,176
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$272,553	$211,457	$97,818	$165,742	$109,963
Investing activities	(116,629)	(74,945)	(100,226)	(113,127)	(909,629)
Financing activities	30,791	(19,253)	(8,014)	(31,327)	803,083
Cash and cash equivalents	332,888	146,173	28,914	39,336	18,048
Total assets	1,654,707	1,541,219	1,479,563	1,318,217	1,267,028
Long-term debt and capital lease obligations, including current maturities	453,930	458,505	482,883	479,775	502,184
Shareholders' Equity	686,087	539,039	449,496	386,040	344,984

Quarterly Results

        The following table summarizes our unaudited results for each quarter in the years ended December 31, 2009 and 2008 (in thousands, except per share amounts).

	2009
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$613,022	$637,291	$665,056	$654,316
Income from operations	47,508	55,697	55,472	54,459
Net income	24,071	29,019	28,878	33,271
Basic net income per common share	0.57	0.69	0.67	0.77
Diluted net income per common share	0.56	0.67	0.66	0.75

	2008
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$565,786	$571,079	$679,328	$593,671
Income from operations	34,940	36,340	54,875	42,066
Net income	17,019	18,335	28,617	20,876
Basic net income per common share	0.41	0.44	0.69	0.50
Diluted net income per common share	0.40	0.43	0.66	0.48

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the notes to the audited consolidated financial statements included in Item 8 of this Report and the "Selected Financial Data" included in Item 6 of this Report. The following discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the "Risk Factors" section in Item 1A of this Report. Our results may differ materially from those anticipated in any forward-looking statements.

        Our financial statements referred to in this Item 7 are included in Item 8 of this Annual Report.

Company Overview

        We are a leading provider of emergency medical services and facility-based outsourced physician services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is a leading provider of ground and fixed-wing air ambulance services in the United States based on net revenue and number of transports. EmCare is a leading provider of outsourced physician services to healthcare facilities in the United States, based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide outsourced facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology and teleradiology programs. Approximately 90% of our net revenue for the year ended December 31, 2009 was generated under exclusive contracts. During 2009, we provided emergency medical and outsourced physician services in approximately 13 million patient encounters in more than 2,200 communities nationwide.

American Medical Response

        Over its more than 50 years of operating history, AMR has developed the largest network of ambulance services in the United States based on net revenue and number of transports. AMR has a 9% share of the total ambulance services market and a 25% share of the private provider ambulance market. During 2009, AMR treated and transported approximately 3.2 million patients in 38 states by utilizing its fleet of more than 4,100 vehicles. As of December 31, 2009, AMR had approximately 3,600 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. For the year ended December 31, 2009, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 29% of AMR's net revenue for the same period. The balance of net revenue for 2009 was generated from fixed-wing air ambulance services, Medicare and Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

        Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department services to healthcare facilities in the United States based on number of contracts with hospitals and affiliated physician groups. EmCare has an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. During 2009, EmCare had approximately 9.8 million patient encounters in 39 states.

        EmCare provides facility-based physician services and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 527 contracts with hospitals and independent physician groups to provide emergency department, hospitalist/inpatient, anesthesiology, radiology and teleradiology staffing and other administrative services.

Key Factors and Measures We Use to Evaluate Our Business

        The key factors and measures we use to evaluate our business focus on the number of patients we treat and transport and the costs we incur to provide the necessary care and transportation for each of our patients.

        We evaluate our revenue net of provisions for contractual payor discounts and provisions for uncompensated care. Medicaid, Medicare and certain other payors receive discounts from our standard charges, which we refer to as contractual discounts. In addition, individuals we treat and transport may be personally responsible for a deductible or co-pay under their third party payor coverage, and most of our contracts require us to treat and transport patients who have no insurance or other third party payor coverage. Due to the uncertainty regarding collectability of charges associated with services we provide to these patients, which we refer to as uncompensated care, our net revenue recognition is based on expected cash collections. Our net revenue represents gross billings after provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and uncompensated care have increased historically primarily as a result of increases in gross billing rates without corresponding increases in payor reimbursement. The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2009, 2008 and 2007.

	Percentage of Net Revenue			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2009	2008	2007	2009	2008	2007
Medicare	23.3%	23.1%	24.8%	24.0%	25.7%	26.2%
Medicaid	4.8	4.4	4.6	11.5	10.7	10.9
Commercial insurance and managed care	50.2	47.4	48.5	43.1	42.0	40.6
Self-pay	3.9	4.3	4.6	21.4	21.6	22.3
Fees and subsidies	17.8	20.8	17.5	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

AMR

        Approximately 88% of AMR's net revenue for the year ended December 31, 2009 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

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

  •
  Net revenue per transport.  Net revenue per transport reflects the expected net revenue for each transport based on gross billings less provisions for contractual discounts and estimated uncompensated care. In order to better understand the trends across service lines and in our transport rates, we analyze our net revenue per transport based on weighted transports to reflect the differences in our transportation mix.

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

        AMR's business requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, equipment and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

EmCare

        Of EmCare's net revenue for the year ended December 31, 2009, approximately 85% was derived from our hospital contracts for emergency department staffing and approximately 15% was derived from hospitalist, anesthesiology, radiology, teleradiology and other hospital management services. Of this revenue, approximately 80% was generated from billings to third party payors and patients for patient encounters and approximately 20% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

  •
  Patient encounters.  We utilize patient encounters to evaluate net revenue and as the basis by which we measure certain costs of the business. We segregate patient encounters into four main categories—emergency department visits, radiology reads, and anesthesiology and hospitalist encounters—due to the significant differences in reimbursement and the associated costs of providing the various services. As a result of these differences, in certain analyses we weight our patient encounter numbers according to category in an effort to better measure net revenue and costs.

  •
  Number of contracts.  This reflects the number of contractual relationships we have for outsourced emergency department staffing, hospitalist, radiology, teleradiology, and anesthesiology services and other hospital management services. We analyze the change in our number of contracts from period to period based on "net new contracts," which is the difference between total new contracts and contracts that have terminated.

  •
  Revenue per patient encounter.  This reflects the expected net revenue for each patient encounter based on gross billings less all estimated provisions for contractual discounts and uncompensated care. Net revenue per patient encounter also includes net revenue from billings to third party payors and hospitals.

        The change from period to period in the number of patient encounters under our "same store" contracts is influenced by general community conditions as well as hospital-specific elements, many of which are beyond our direct control. The general community conditions include: (1) the timing, location and severity of influenza, allergens and other annually recurring viruses and (2) severe weather that affects a region's health status and/or infrastructure. Hospital-specific elements include the timing and extent of facility renovations, hospital staffing issues and regulations that affect patient flow through the hospital.

        The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare's key cost measures include:

  •
  Provider compensation per patient encounter.  Provider compensation per patient encounter includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per patient encounter enables us to monitor our most significant cost in performing services under our contracts.

  •
  Professional liability costs.  These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, within our self-insurance limits based on our past loss experience, as well as actual direct costs, including investigation and defense costs, claims payments, reinsurance costs and other costs related to provider professional liability.

        EmCare's business is not as capital intensive as AMR's and EmCare's depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

Non-GAAP Measures

Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization ("Adjusted EBITDA")

        Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain on investments, interest expense, and depreciation and amortization. Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.

        The following tables set forth a reconciliation of Adjusted EBITDA to net income for our company, and reconciliations of Adjusted EBITDA to income from operations for our two operating segments and a reconciliation of Adjusted EBITDA to cash flows from operating activities, using data derived from our financial statements for the periods indicated (amounts in thousands):

	Year ended December 31,
	2009	2008	2007
Consolidated/Combined
Adjusted EBITDA	$282,003	$243,608	$210,205
Depreciation and amortization expense	(64,351)	(68,980)	(70,483)
Interest income from restricted assets	(4,516)	(6,407)	(7,143)

Income from operations	213,136	168,221	132,579
Interest income from restricted assets	4,516	6,407	7,143
Interest expense	(40,996)	(42,087)	(46,948)
Realized gain on investments	2,105	2,722	245
Interest and other income	1,816	2,055	2,055
Loss on debt extinguishment	—	(241)	—
Equity in earnings of unconsolidated subsidiary	347	300	848
Income tax expense	(65,685)	(52,530)	(36,104)

Net income	$115,239	$84,847	$59,818

AMR
Adjusted EBITDA	$124,709	$129,933	$92,725
Depreciation and amortization expense	(49,190)	(55,082)	(56,560)
Interest income from restricted assets	(1,980)	(2,590)	(2,881)

Income from operations	$73,539	$72,261	$33,284

EmCare
Adjusted EBITDA	$157,294	$113,675	$117,480
Depreciation and amortization expense	(15,161)	(13,898)	(13,923)
Interest income from restricted assets	(2,536)	(3,817)	(4,262)

Income from operations	$139,597	$95,960	$99,295

	Year ended December 31,
	2009	2008	2007
Adjusted EBITDA	$282,003	$243,608	$210,205
Interest paid	(39,165)	(39,983)	(44,874)
Change in accounts receivable	18,742	27,618	(74,991)
Change in other operating assets/liabilities	42,675	(15,353)	5,868
Equity based compensation	3,979	2,476	1,727
Excess tax benefits from stock-based compensation	(17,448)	—	—
Other	(18,233)	(6,909)	(117)

Cash flows provided by operating activities	$272,553	$211,457	$97,818

Factors Affecting Operating Results

Federal Emergency Management Agency Contract

        In 2007, FEMA awarded AMR with a national contract to provide ambulance, para-transit, and rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies. The contract covered the 21 states along the Gulf and Atlantic coasts and was expanded by FEMA to the full 48 contiguous states on October 1, 2009. FEMA has the option to renew the contract for different zones in the contract at various points during 2010 and 2011. In August 2008, AMR was deployed under this contract to provide patient evacuations and disaster relief efforts in three Gulf Coast states for hurricanes Gustav and Ike and recorded approximately $107 million in net revenue during the year ended December 31, 2008. For the year ended December 31, 2007, net revenue for the FEMA contract was approximately $11 million associated with AMR's deployment for hurricane Dean. There were no material FEMA deployments during the year ended December 31, 2009.

Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Final Rule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in a decrease in AMR's net revenue of approximately $7 million in 2007, an increase in AMR's net revenue of approximately $14 million in 2008, and an increase in AMR's net revenue of approximately $24 million in 2009. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue totaling approximately $30 million for 2010. Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

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

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Excluding the impact of the 2008 hurricane deployment, fuel expense represented 9.1%, 14.1% and 12.2% of AMR's operating expenses for the years ended December 31, 2009, 2008 and 2007, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

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

        The following discussion is not intended to represent a comprehensive list of our accounting policies. For a detailed discussion of the application of these and other accounting policies, see note 2 to our audited consolidated financial statements included in Item 8 of this Report.

Claims Liability and Professional Liability Reserves

        We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. During 2009 we recorded an increase in our provisions for insurance liabilities of $4.5 million related to reserves for losses in prior years, and recorded reductions of $4.1 million and $21.5 million in 2008 and 2007, respectively, related to reserves for prior year losses. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Trade and Other Accounts Receivable

        Our internal billing operations have primary responsibility for billing and collecting our accounts receivable. We utilize various processes and procedures in our collection efforts depending on the payor classification; these efforts include monthly statements, written collection notices and telephonic follow-up procedures for certain accounts. AMR and EmCare write off amounts not collected through our internal collection efforts to our uncompensated care allowance, and send these receivables to third party collection agencies for further follow-up collection efforts. We record any subsequent collections through third party collection efforts as a recovery.

        As we discuss further in our "Revenue Recognition" policy below, we determine our allowances for contractual discounts and uncompensated care based on sophisticated information systems and financial models, including payor reimbursement schedules, historical write-off experience and other economic data. We record our patient-related accounts receivable net of estimated allowances for contractual discounts and uncompensated care in the period in which we perform services. We record gross fee-for-service revenue and related receivables based upon established fee schedule prices. We reduce our recorded revenue and receivables for estimated discounts to patients covered by contractual insurance arrangements, and reduce these further by our estimate of uncollectible accounts. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation.

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 13 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the thousands of commercial and managed care contracts.

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

        Management utilizes sophisticated information systems and financial models to estimate the provisions for contractual allowances and uncompensated care. The estimate for contractual allowances is determined on a payor-specific basis and is predominantly based on prior collection experience, adjusted as needed for known changes in reimbursement rates and recent changes in payor mix and patient acuity factors. The estimate for uncompensated care is based principally on historical collection rates, write-off percentages and accounts receivable agings. These estimates are analyzed continually and updated by management by monitoring reimbursement rate trends from governmental and private insurance payors, recent trends in collections from self-pay patients, the ultimate cash collection patterns from all payors, accounts receivable aging trends, operating statistics and ratios, and the overall trends in accounts receivable write-offs. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation.

        Management also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. The analysis resulted in revenue adjustments which were less than 1% of net revenue for the years ended December 31, 2009 and 2008, and 1.6% of net revenue for the year ended December 31, 2007.

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

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our audited statements of operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

	Year ended December 31,
	2009	2008	2007
Net revenue	$2,569,685	$2,409,864	$2,106,993
Compensation and benefits	1,796,779	1,637,425	1,455,970
Operating expenses	334,328	383,359	317,518
Insurance expense	97,610	82,221	66,308
Selling, general and administrative expenses	63,481	69,658	61,893
Depreciation and amortization expenses	64,351	68,980	70,483
Restructuring charges	—	—	2,242

Income from operations	213,136	168,221	132,579
Interest income from restricted assets	4,516	6,407	7,143
Interest expense	(40,996)	(42,087)	(46,948)
Realized gain on investments	2,105	2,722	245
Interest and other income	1,816	2,055	2,055
Loss on early debt extinguishment	—	(241)	—
Equity in earnings of unconsolidated subsidiary	347	300	848
Income tax expense	(65,685)	(52,530)	(36,104)

Net income	$115,239	$84,847	$59,818

	Year ended December 31,
	2009	2008	2007
Net revenue	100.0%	100.0%	100.0%
Compensation and benefits	69.9	67.9	69.1
Operating expenses	13.0	15.9	15.1
Insurance expenses	3.8	3.4	3.1
Selling, general and administrative expenses	2.5	2.9	2.9
Depreciation and amortization expenses	2.5	2.9	3.3
Restructuring charges	—	—	0.1

Income from operations	8.3%	7.0%	6.3%

 AMR

(dollars in thousands)

	Year ended December 31,
	2009	% of net revenue	2008	% of net revenue	2007	% of net revenue
Net revenue	$1,343,857	100.0%	$1,401,801	100.0%	$1,219,212	100.0%
Compensation and benefits	840,473	62.5	841,648	60.0	772,677	63.4
Operating expenses	294,456	21.9	347,004	24.8	275,603	22.6
Insurance expense	47,991	3.6	39,895	2.8	36,513	3.0
Selling, general and administrative expenses	38,208	2.8	45,911	3.3	42,333	3.5
Depreciation and amortization expense	49,190	3.7	55,082	3.9	56,560	4.6
Restructuring charges	—	—	—	—	2,242	0.2

Income from operations	$73,539	5.5%	$72,261	5.2%	$33,284	2.7%

EmCare

(dollars in thousands)

	Year ended December 31,
	2009	% of net revenue	2008	% of net revenue	2007	% of net revenue
Net revenue	$1,225,828	100.0%	$1,008,063	100.0%	$887,781	100.0%
Compensation and benefits	956,306	78.0	795,777	78.9	683,293	77.0
Operating expenses	39,872	3.3	36,355	3.6	41,915	4.7
Insurance expense	49,619	4.0	42,326	4.2	29,795	3.4
Selling, general and administrative expenses	25,273	2.1	23,747	2.4	19,560	2.2
Depreciation and amortization expense	15,161	1.2	13,898	1.4	13,923	1.6

Income from operations	$139,597	11.4%	$95,960	9.5%	$99,295	11.2%

Year ended December 31, 2009 compared to year ended December 31, 2008

Consolidated

        Our results for the year ended December 31, 2009 reflect an increase in net revenue of $159.8 million and an increase in net income of $30.4 million compared to the year ended December 31, 2008. We recorded approximately $107 million of revenue related to our FEMA deployment during the year ended December 31, 2008. Excluding the impact of FEMA deployment revenue and related income from operations, we experienced growth in income from operations, partially offset by increased income tax expense. Basic and diluted earnings per share were $2.71 and $2.64, respectively, for the year ended December 31, 2009. Basic and diluted earnings per share were $2.04 and $1.97, respectively, for the same period in 2008.

Net revenue

        For the year ended December 31, 2009, we generated net revenue of $2,569.7 million compared to net revenue of $2,409.9 million for the year ended December 31, 2008, representing an increase of

6.6%, or 11.6% excluding the impact of the 2008 FEMA deployment. The increase is attributable to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions, partially offset by a decrease in FEMA revenues recorded in the year ended December 31, 2009 compared to the same period in 2008.

Adjusted EBITDA

        Adjusted EBITDA was $282.0 million, or 11.0% of net revenue, for the year ended December 31, 2009 compared to $243.6 million, or 10.1% of net revenue, for the same period in 2008. The 2008 period includes the positive impact to Adjusted EBITDA related to our hurricane deployment under the FEMA contract.

Interest expense

        Interest expense for the year ended December 31, 2009 was $41.0 million compared to $42.1 million for the same period in 2008. The decrease is due to an unscheduled principal payment of $20 million made in December 2008.

Income tax expense

        Income tax expense increased by $13.2 million for the year ended December 31, 2009, compared to the same period in 2008, which resulted primarily from increased operating income and was partially offset by the reversal of reserves associated with previous tax positions. Our effective tax rate for the year ended December 31, 2009 was 36.4% compared with 38.2% for the same period in 2008. The decrease to the effective tax rate is due primarily to the reversal of reserves associated with previous tax positions, partially offset by additional valuation allowances recognized during 2009.

AMR

Net revenue

        Net revenue for the year ended December 31, 2009 was $1,343.9 million, a decrease of $57.9 million, or 4.1%, from $1,401.8 million for the same period in 2008. The change in net revenue was due primarily to $107.3 million of FEMA hurricane deployment revenue recorded in 2008. Excluding the impact of the 2008 FEMA deployment, net revenue per weighted transport increased 6.5%, or $82.0 million, and was offset by a decrease of 2.5%, or $32.7 million, in weighted transport volume. Of the increase in net revenue per weighted transport, 4.9% is attributable primarily to various rate increases, including a Medicare fee increase effective January 1, 2009, and the remainder is due primarily to growth in our managed transportation business. Weighted transports decreased 75,300 from the same period last year. The change was due to a decrease in weighted transports of 55,400 from the exit of markets, a decrease in weighted transport volume in existing markets of 36,700, or 1.3%, offset by 16,800 weighted transports from entry into new markets.

Compensation and benefits

        Compensation and benefit costs for the year ended December 31, 2009 were $840.5 million, or 62.5% of net revenue, compared to $841.6 million, or 60.0% of net revenue, for the year ended December 31, 2008. The decrease of $1.2 million was due primarily to compensation costs incurred during 2008 as a result of the FEMA deployment. Excluding the impact of the 2008 FEMA deployment, ambulance crew wages per ambulance unit hour increased by approximately 4.1%, or $18.6 million, attributable primarily to wage rate increases. Ambulance unit hours decreased period over period by 2.7%, or $12.4 million, due primarily to the reduction in volume in existing markets and increased efficiency in our deployments. Benefit costs increased by $8.6 million excluding the impact of the 2008 FEMA deployment for the year ended December 31, 2009 compared to the same period in 2008. The change is primarily attributable to increased health insurance costs. Excluding the impact of the 2008 FEMA deployment, compensation and benefits decreased as a percentage of net revenue due to the growth in our managed transportation business; our managed transportation costs are reflected primarily in operating expenses.

Operating expenses

        Operating expenses for the year ended December 31, 2009 were $294.5 million, or 21.9% of net revenue, compared to $347.0 million, or 24.8% of net revenue, for the year ended December 31, 2008. The change is due primarily to a decrease of $46.9 million related to our FEMA deployment in 2008 and decreased fuel costs of $15.2 million in the year ended December 31, 2009, including approximately $12.8 million related to lower fuel rates. These decreases were partially offset by an increase of $14.7 million in operating expenses associated with growth in our managed transportation business.

Insurance expense

        Insurance expense for the year ended December 31, 2009 was $48.0 million, or 3.6% of net revenue, compared to $39.9 million, or 2.8% of net revenue, for the year ended December 31, 2008. We recorded an increase of prior year insurance provisions of $1.1 million during the year ended December 31, 2009 compared to a reduction of $4.4 million for the same period in 2008.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2009 was $38.2 million, or 2.8% of net revenue, compared to $45.9 million, or 3.3% of net revenue, for the year ended December 31, 2008. The change is due primarily to travel and other administrative costs recorded during 2008 associated with the FEMA deployment.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2009 was $49.2 million, or 3.7% of net revenue, compared to $55.1 million, or 3.9% of net revenue, for the same period in 2008. The decrease is due primarily to AMR's ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets.

EmCare

Net revenue

        Net revenue for the year ended December 31, 2009 was $1,225.8 million, an increase of $217.8 million, or 21.6%, from $1,008.1 million for the year ended December 31, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2007, we added 132 net new contracts which accounted for a net revenue increase of $146.7 million in 2009. Of the 132 net new contracts added since December 31, 2007, 79 were added in 2008 resulting in an incremental increase in 2009 net revenue of $72.3 million. Of the 79 net new contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $8.3 million during the year ended December 31, 2009. For the year ended December 31, 2009, EmCare added 106 new contracts and terminated 53 contracts resulting in an increase in net revenue of $74.5 million. Of the 106 new contracts added in 2009, 23 were from our acquisition of Pinnacle, which was effective December 19, 2009, with related net revenue of $2.6 million recorded in 2009. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $62.7 million, or 8.1%, for the year ended December 31, 2009. The change is due to a 1.9% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 6.2% over the prior period.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2009 were $956.3 million, or 78.0% of net revenue, compared to $795.8 million, or 78.9% of net revenue, for the same period in 2008. Provider compensation costs increased $104.1 million from net new contract additions. "Same store" provider compensation and benefits costs were $34.8 million over the prior period due primarily to a 6.2% increase in same store weighted patient encounters. Non-provider compensation and total benefits costs increased by $21.6 million due primarily to our recent acquisitions, organic growth, and additional incentive related accruals.

Operating expenses

        Operating expenses for the year ended December 31, 2009 were $39.9 million, or 3.3% of net revenue, compared to $36.4 million, or 3.6% of net revenue, for the same period in 2008. Operating expenses increased $3.5 million due primarily to higher collection agency and billing fees incurred in connection with the expansion of our anesthesiology and radiology businesses.

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2009 was $49.6 million, or 4.0% of net revenue, compared to $42.3 million, or 4.2% of net revenue, for the same period in 2008. An increase of prior year insurance provisions of $3.4 million was recorded during the year ended December 31, 2009 compared to an increase of $0.3 million during the same period in 2008.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2009 was $25.3 million, or 2.1% of net revenue, compared to $23.7 million, or 2.4% of net revenue, for the same period in 2008. The increase is due primarily to growth from net new contracts and acquisitions.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2009 was $15.2 million, or 1.2% of net revenue, compared to $13.9 million, or 1.4% of net revenue, for the same period in 2008. The increase is due primarily to amortization of intangible assets associated with our recent acquisitions.

Year ended December 31, 2008 compared to year ended December 31, 2007

Consolidated

        Our results for the year ended December 31, 2008 reflect an increase in net revenue of $302.9 million and an increase in net income of $25.0 million compared to the year ended December 31, 2007. The increase in net income is attributable primarily to an increase of $35.6 million in operating income and a decrease in interest expense of $4.9 million, offset by an increase in income tax expense. Basic and diluted earnings per share were $2.04 and $1.97, respectively, for the year ended December 31, 2008. Basic and diluted earnings per share were $1.44 and $1.39, respectively, for the same period in 2007.

Net revenue

        For the year ended December 31, 2008, we generated net revenue of $2,409.9 million compared to net revenue of $2,107.0 million for the year ended December 31, 2007, representing an increase of 14.4%. The increase is attributable to increases in rates and volumes on existing contracts, increased volume from net new contracts and acquisitions, and increased FEMA deployment revenue at AMR.

Adjusted EBITDA

        Adjusted EBITDA was $243.6 million, or 10.1% of net revenue, for the year ended December 31, 2008 compared to $210.2 million, or 10.0% of net revenue, for the same period in 2007. The increase is attributable primarily to the net impact of revenue growth during the period.

Interest expense

        Interest expense for the year ended December 31, 2008 was $42.1 million compared to $46.9 million for the same period in 2007. The decrease is attributable primarily to the lower rate under our interest rate swap agreement, which became effective in the fourth quarter of 2007. The swap agreement converts $200.0 million of variable rate debt to fixed rate debt with an effective rate of 6.3%.

Income tax expense

        Income tax expense increased by $16.4 million for the year ended December 31, 2008, compared to the same period in 2007, which resulted primarily from increased operating income. Our effective tax rate for the year ended December 31, 2008 was 38.2% compared with 38.0% for the same period in 2007.

AMR

Net revenue

        Net revenue for the year ended December 31, 2008 was $1,401.8 million, an increase of $182.6 million, or 15%, from $1,219.2 million for the same period in 2007. The increase in net revenue was due primarily to $97.2 million of additional FEMA deployment revenue, rate increases and higher weighted transport volume. Excluding the impact of the FEMA deployments, net revenue per weighted transport increased 5.7%, or $70.5 million and 1.2%, or $14.9 million as a result of higher weighted transport volume. The increase in net revenue per transport is attributable primarily to rate increases in several markets. Weighted transports increased approximately 36,400 in 2008 from the same period last year. The change was due to an increase in weighted transports of 98,700 from acquisitions and an increase in transport volume in existing markets of 0.6%, offset by a decrease in weighted transports of 79,500 from the restructuring and exit of certain of our operations.

Compensation and benefits

        Compensation and benefit costs for the year ended December 31, 2008 were $841.6 million, or 60.0% of net revenue, compared to $772.7 million, or 63.4% of net revenue, for the year ended December 31, 2007. The increase was due primarily to compensation costs incurred as a result of increased hurricane deployments under our national FEMA contract, expenses from our acquisitions, annual salary increases and additional ambulance unit hour deployment. Excluding the impact of FEMA deployments, ambulance crew wages per ambulance unit hour increased by approximately 4.4%, or $19.6 million, principally from wage rate increases. Ambulance unit hours increased period over period by 1.9%, or $8.2 million. The increase is due to our acquisitions and increased transport volume in existing markets partially offset by the restructuring of certain of our operations and exit of other markets in 2007. Non-crew wages increased $14.9 million excluding the impact of FEMA deployments due primarily to additional compensation expenses from acquisitions of $5.3 million and annual salary increases of 4.5%. Benefit costs increased by $11.3 million excluding FEMA deployment benefit costs for the year ended December 31, 2008 compared to the same period in 2007. The change is attributable to increased health insurance costs and additional benefit costs related to our acquisitions.

Operating expenses

        Operating expenses for the year ended December 31, 2008 were $347.0 million, or 24.8% of net revenue, compared to $275.6 million, or 22.6% of net revenue, for the year ended December 31, 2007. The change is due primarily to the combined impact of increased external provider expenses from our national FEMA deployment and our managed transportation business of $54.2 million. Additionally, increased fuel costs of $8.0 million and increased operating expenses of $5.0 million from our acquisitions also contributed to the change.

Insurance expense

        Insurance expense for the year ended December 31, 2008 was $39.9 million, or 2.8% of net revenue, compared to $36.5 million, or 3.0% of net revenue, for the year ended December 31, 2007. We recorded a reduction of prior year insurance provisions of $4.4 million during the year ended December 31, 2008 compared to $11.3 million for the same period in 2007.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2008 was $45.9 million, or 3.3% of net revenue, compared to $42.3 million, or 3.5% of net revenue, for the year ended December 31, 2007. The increase is due primarily to travel and other administrative expenses for our national FEMA deployment.

Restructuring charges

        Restructuring charges of $2.2 million were recorded during the year ended December 31, 2007, related to the closure of one of our billing offices and restructuring our operations in Los Angeles and Orange Counties in California. There were no restructuring charges during the year ended December 31, 2008.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2008 was $55.1 million, or 3.9% of net revenue, compared to $56.6 million, or 4.6% of net revenue, for the same period in 2007.

EmCare

Net revenue

        Net revenue for the year ended December 31, 2008 was $1,008.1 million, an increase of $120.3 million, or 13.5%, from $887.8 million for the year ended December 31, 2007. Following December 31, 2006, we added 96 net new contracts which accounted for a net revenue increase of $88.8 million in 2008. Of the 96 net new contracts added since December 31, 2006, 17 were added in 2007 resulting in an increase in 2008 net revenue of $23.9 million. For the year ended December 31, 2008, EmCare added 132 new contracts and terminated 53 contracts resulting in an increase in net revenue of $64.9 million. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $31.5 million, or 4.4%, for the year ended December 31, 2008 due to a 0.9% increase, 4.5% increase excluding retroactive revenue adjustments discussed below, in revenue per encounter and an increase in same store patient encounters of 3.5%. Retroactive adjustments, which increased revenue for the year ended December 31, 2008 and 2007, were 0.9% and 3.7% of EmCare's net revenue, respectively.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2008 were $795.8 million, or 78.9% of net revenue, compared to $683.3 million, or 77.0% of net revenue, for the same period in 2007. Provider compensation costs increased $67.4 million from net new contract additions. "Same store" provider compensation and benefits costs were $34.6 million over the prior period due to a 4.1% increase in provider compensation per patient encounter. The increase is due primarily to higher net revenue per patient encounter and additional staffing due to growth in patient volumes.

Operating expenses

        Operating expenses for the year ended December 31, 2008 were $36.4 million, or 3.6% of net revenue, compared to $41.9 million, or 4.7% of net revenue, for the same period in 2007. The decrease is due primarily to lower collection agency and billing fees.

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2008 was $42.3 million, or 4.2% of net revenue, compared to $29.8 million, or 3.4% of net revenue, for the same period in 2007. An increase of prior year insurance provisions of $0.3 million was recorded during the year ended December 31, 2008 compared to a reduction of $10.2 million recorded for the year ended December 31, 2007.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2008 was $23.7 million, or 2.4% of net revenue, compared to $19.6 million, or 2.2% of net revenue, for the same period in 2007. The increase is due primarily to an increase in regional travel expense associated with the increase in contracts during the period.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2008 was $13.9 million, or 1.4% of net revenue, compared to $13.9 million, or 1.6% of net revenue, for the same period in 2007.

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

        We have available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less any letters of credit outstanding. Outstanding letters of credit at December 31, 2009 were $43.6 million. Further, we have a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

        As of the date of this report, we are evaluating options to refinance all or part of our senior subordinated unsecured notes and our senior secured credit facility. Should we enter into a refinancing agreement, and depending on the terms of any agreement, interest and early debt extinguishment expenses would be impacted and new debt issuance costs would be incurred.

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands):

	Year ended December 31,
	2009	2008	2007
Net cash provided by (used in)
Operating activities	$272,553	$211,457	$97,818
Investing activities	(116,629)	(74,945)	(100,226)
Financing activities	$30,791	$(19,253)	$(8,014)

Operating Activities

        Net cash provided by operating activities was $272.6 million for the year ended December 31, 2009 compared to $211.5 million for the same period last year. Operating cash flows were affected primarily by changes in net income combined with changes in operating assets and liabilities. Operating cash flow associated with the change in prepaids and other current assets increased by $27.8 million for the year ended December 31, 2009 compared to the same period in 2008. The change is primarily attributable to the timing of payments for income taxes and insurance premiums. Accounts payable and accrued liabilities increased operating cash flow by $18.0 million during 2009 compared to a decrease of $1.4 million in 2008. The change is attributable primarily to the timing of payroll related payments. Operating cash flow associated with the change in insurance accruals increased by $10.8 million during 2009 compared to 2008. The increase relates primarily to the timing of claim payments. These changes were partially offset by a decrease in operating cash flow related to the change in accounts receivable. We continue to focus on implementing process improvements to further reduce our days sales outstanding, or DSO. Decreases in accounts receivable increased operating cash flows by $18.7 million for the year ended December 31, 2009 compared to $27.6 million for the same period in 2008. The reduction to accounts receivable during 2008 is also due to collection of the increased receivables outstanding as of December 31, 2007.

        Net cash provided by operating activities was $211.5 million for the year ended December 31, 2008 compared to $97.8 million for the same period in 2007. Operating cash flows were affected primarily by changes in net income, accounts receivable and accounts payable and accrued liabilities. Decreases in accounts receivable increased operating cash flows by $27.6 million for the year ended December 31, 2008 compared to increases in accounts receivable of $75.0 million which decreased operating cash flows for the same period in 2007. The 2007 period was negatively impacted by increases in accounts receivable at both of our segments as described below. The reduction to accounts receivable during 2008 is due in large part to collection of the increased receivables outstanding as of December 31, 2007. The change in accounts payable and accrued liabilities is attributable primarily to the timing of payroll related liability payments.

        We regularly analyze DSO, which is calculated by dividing our net revenue for the quarter by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities. The reductions since September 30, 2008 shown below are due to additional collections on accounts receivable as a result of continued billing and collection process enhancements at both AMR and EmCare. The following table outlines our DSO by segment and in total excluding the impact of AMR's

2008 deployments under its contract with FEMA and EmCare's acquisition of Pinnacle in December 2009:

	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008	Q3 2008
AMR	68	70	73	74	79	83
EmCare	60	58	61	65	68	72
EMSC	64	64	67	70	74	78

Investing Activities

        Net cash used in investing activities was $116.6 million for the year ended December 31, 2009 compared to $74.9 million for the same period in 2008. The change relates primarily to increases in acquisition activity and net capital expenditures. Acquisitions of businesses totaled $75.6 million during the year ended December 31, 2009 compared to $55.8 million during the same period in 2008. Net capital expenditures for the year ended December 31, 2009 were $12.9 million higher than the same period in 2008.

        Net cash used in investing activities was $74.9 million for the year ended December 31, 2008 compared to $100.2 million for the same period in 2007. The decrease related primarily to reduced acquisition and net capital expenditures. Acquisitions of businesses totaled $55.8 million during the year ended December 31, 2008 compared to $75.6 million during the same period in 2007. Net capital expenditures for the year ended December 31, 2008 were $6.3 million less than the same period in 2007.

Financing Activities

        For the year ended December 31, 2009, net cash provided by financing activities was $30.8 million compared to net cash used in financing activities of $19.3 million for the same period in 2008. The variance relates primarily to unscheduled payments of approximately $20.0 million on our senior secured credit facility in 2008 combined with increased cash flows from the exercise of stock options and the cash flow benefit related to tax deductions for stock-based compensation during the year ended December 31, 2009. At December 31, 2009 and 2008, there were no amounts outstanding under our revolving credit facility.

        For the year ended December 31, 2008, net cash used in financing activities was $19.3 million compared to $8.0 million for the same period in 2007. The variance related primarily to unscheduled payments of approximately $20.0 million on our senior secured credit facility in 2008. Included in net cash used in financing activities for the year ended December 31, 2008 and 2007, are borrowings and repayments under our revolving credit facility. At December 31, 2008 and 2007, there were no amounts outstanding under our revolving credit facility.

Debt Facilities

        We have a $450.0 million senior secured credit facility bearing interest at variable rates at specified margins above either the agent bank's alternate base rate or its LIBOR rate. The senior secured credit facility consists of a $100.0 million, six-year revolving credit facility due in 2011 and a $350.0 million, seven-year term loan due in 2012. We also have 10% senior subordinated notes with a principal balance of $250.0 million due 2015. We prepaid $20.0 million of the term loan in 2008.

        Our $350.0 million term loan carries interest at the alternate base rate, plus a margin of 1.00%, or the LIBOR rate, plus a margin of 2.00%. The term loan is subject to quarterly amortization of principal (in quarterly installments), with 1% of the aggregate principal payable in each of the first six years, with the remaining balance due in the final year. Our $100.0 million revolving credit facility initially bears interest at the alternate base rate, plus a margin of 1.00%, or the LIBOR rate, plus a margin of 2.00%. We had no outstanding borrowings under the revolving credit facility at December 31, 2009 and 2008. Under the terms of our senior secured credit facility, our letters of credit outstanding reduce our available borrowings under the revolving credit facility. At December 31, 2009, our outstanding letters of credit totaled $43.6 million, including $26.7 million to support our self-insurance program and $16.9 million, primarily related to secure our performance under certain 911 emergency response contracts, and our availability under the revolving credit facility was $56.4 million.

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

        The agreements governing our senior secured credit facility contain customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries, a change in control of the company and other matters customarily restricted in such agreements. The agreement governing our senior secured credit facility also contains financial covenants, including a maximum total leverage ratio (3.75 to 1.00 as of December 31, 2009), maximum senior leverage ratio (2.00 to 1.00 as of December 31, 2009), a minimum fixed charge coverage ratio (1.20 to 1.00 as of December 31, 2009) and a maximum annual capital expenditure amount ($70 million as of December 31, 2009). The financial covenant ratios are based on adjusted EBITDA, which is the amount of our income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. These ratios are to be calculated each quarter based on the financial data for the four fiscal quarters then ending. Each financial covenant ratio and capital expenditure amount adjusts over time as set forth in our senior secured credit facility. Our failure to meet any of these financial covenants could be an event of default under our senior secured credit facility.

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

        The calculated ratios and amounts for the year ended December 31, 2009 were as follows (dollars in thousands):

Total Leverage Ratio:	1.58
Consolidated Indebtedness/	$453,930
Adjusted LTM EBITDA(1)	$286,982
Senior Leverage Ratio:	0.71
Senior Indebtedness/	$203,930
Adjusted LTM EBITDA(1)	$286,982
Fixed Charge Coverage Ratio:	6.51
Fixed Charge Numerator(2)	$242,374
Fixed Charge Denominator(3)	$37,203
Capital Expenditures:	$44,608

(1)
"Adjusted LTM EBITDA" is calculated as set forth in our senior secured credit facility: our consolidated Adjusted EBITDA for the four fiscal quarters ended December 31, 2009, adding back all management fees, and other specifically identified exclusions.

(2)
The numerator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: Adjusted EBITDA, less capital expenditures, for the four fiscal quarters ended December 31, 2009.

(3)
The denominator for the fixed charge ratio is calculated as set forth in our senior secured credit facility: the sum of our consolidated interest expense, cash income taxes and principal amount of all scheduled amortization payments on all Indebtedness (as defined), including pro forma annual principal payments on our senior secured credit facility, for the four fiscal quarters ended December 31, 2009.

        The indenture governing our senior subordinated notes contains a number of covenants that, among other things, restrict our ability and the ability of our subsidiaries, subject to certain exceptions, to sell assets, incur additional debt or issue preferred stock, repay other debt, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations and engage in certain transactions with affiliates. We do not expect to be in violation of our debt covenants in 2010.

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

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2009, including our borrowings under our senior secured credit facility and our senior subordinated notes.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Senior secured credit facility(1)	$2,097	$197,668	$—	$—	$199,765
Senior subordinated notes(1)	—	—	—	250,000	250,000
Capital lease obligations	2,232	419	226	334	3,211
Other long-term debt	418	269	82	479	1,248
Interest on debt(2)	29,513	30,708	72,292	2,778	135,291
Operating lease obligations	34,959	57,730	33,222	49,664	175,575
Other contractual obligations(3)	26,727	19,454	9,389	4,336	59,906

Subtotal	95,946	306,248	115,211	307,591	824,996

Other commitments (Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	33,504	33,504
Letters of credit(4)	—	43,637	—	—	43,637

Subtotal	—	43,637	—	33,504	77,141

Total obligations and commitments	$95,946	$349,885	$115,211	$341,095	$902,137

(1)
Excludes interest on our senior secured credit facility and senior subordinated notes.

(2)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2009 of 2.24%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(3)
Includes Onex management fees, dispatch fees and responder fees, and other purchase obligations of goods and services.

(4)
Letters of credit are collateralized by our revolving credit facility and are, thus, considered to be due in 2011.

        We have capital leases relating to approximately 410 ambulances and certain leasehold improvements. The terms of the leases expire at various dates through March 2018.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As of December 31, 2009, we had $451.0 million of outstanding debt, excluding capital leases, of which $199.8 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including the $250 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.125% will impact our interest costs by $0.3 million.

        We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. At December 31, 2009, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the nine transactions effectively fixes the cost of diesel fuel at prices ranging from $2.91 to $3.15 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.7 million gallons and are spread over periods from January 2010 through December 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2009, the end of the period covered by this report.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2009. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        On February 18, 2010, Amendment No. 3 to the Investor Equityholders' Agreement, or the Investor Equityholders' Agreement, dated February 10, 2005, among EMS LP, Onex Partners, LP and the employee equityholders signatory thereto, became effective. The Investor Equityholders' Agreement previously restricted certain employees from selling their holdings of class A common stock of EMSC, or options exercisable therefor, predating EMSC's initial public offering in December 2005 in an amount exceeding the greater of the percentage of their original investment sold by the Onex-affiliated investors in our Company or 50% of such individuals' original holdings. Amendment No. 3 provides that the employee equityholders signatory to the agreement will be obligated to maintain aggregate holdings of stock and options received prior to EMSC's initial public offering in an amount equal to, or greater than, the aggregate percentage ownership of the Onex entities in EMSC.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2009.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

        The Consolidated and Combined Financial Statements and Notes thereto filed as part of Form 10-K can be found in Item 8, "Financial Statements and Supplementary Data", of this Annual Report.

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
3.4
Second Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit No.	Description
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.3
Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.3.1
Amendment No. 2 to Investor Equityholders Agreement, dated March 12, 2009, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3.2 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.3.2
Amendment No. 3 to Investor Equityholders Agreement, dated February 18, 2010, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto.*
4.4
Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.4.1
Amendment No. 2 to the Equityholders Agreement, dated as of February 26, 2008, by and among Emergency Medical Services L.P., Onex Partners L.P. and the equityholders listed on the signature page thereto (incorporated by reference to Exhibit 4.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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

Exhibit No.	Description
4.9	Supplemental Indenture No. 3, effective as of February 23, 2006, by and among Emergency Medical Services Corporation, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.8 of the Company's Amendment No. 3 to Registration Statement on Form S-1 filed November 14, 2005).
4.10
Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.11
Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.12
Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.13
Supplemental Indenture No. 7, effective as of July 10, 2007, among Nevada Red Rock Holdings, Inc., Nevada Red Rock Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.14
Supplemental Indenture No. 8, effective as of August 10, 2007, among Medicwest Holdings, Inc., Medicwest Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.14 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.15
Supplemental Indenture No. 9, effective as of August 17, 2007, among Mission Care Services, LLC, Mission Care of Illinois, LLC, Mission Care of Missouri, LLC, Access2Care, LLC and Abbott Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.16
Supplemental Indenture No. 10, effective as of October 19, 2007, among Arizona Oasis Acquisition, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.16 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.17
Supplemental Indenture No. 11, effective as of March 14, 2008, among Radiology Staffing Solutions, Inc. and RadStaffing Management Solutions Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.17 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).

Exhibit No.	Description
4.18	Supplemental Indenture No. 12, effective as of March 28, 2008, among River Medical Incorporated, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.18 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.19
Supplemental Indenture No. 14, effective as of November 13, 2008, among Templeton Readings, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.20
Supplemental Indenture No. 15, effective as of May 21, 2009, among EMS Offshore Medical Services, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.21
Supplemental Indenture No. 16, effective as of September 11, 2009, among EverRad, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.23 of the Company's Quarterly Report on Form 10-Q filed November 4, 2009).
4.22
Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc.(incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.23
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
4.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.25	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.26
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
10.1.1
Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).

Exhibit No.	Description
10.1.2	Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.2 of the Company's Quarterly Report on Form 10-Q filed on May 6, 2009).
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assigned to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2.1
Amendment to Employment Agreement, dated January 1, 2009, between Don S. Harvey and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3.1
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.3.2
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 of the Company's Quarterly Report on Form 10-Q filed on May 6, 2009).
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4.1
Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.4.2
Amendment to Employment Agreement, dated March 12, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 of the Company's Quarterly Report on Form 10-Q filed on May 6, 2009).
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.5.1
Amendment to Employment Agreement, dated January 1, 2009, between Dighton Packard and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2,2005).**

Exhibit No.	Description
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
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
10.11.2
Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.12
Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc.(formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13
Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.3	Form of 2007 LTIP Revised Option Agreement (incorporated by reference to Exhibit 10.14.3 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).

Exhibit No.	Description
10.15	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
10.16	2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 16, 2007).
10.17	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 29, 2008).
10.18	Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company's Registration Statement on Form S-3 filed January 30, 2008).
10.19
Employment Agreement, dated as of May 4, 2009, between Mark A. Bruning and American Medical Response, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2009).
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
Filed with this Report

**
Identifies each management compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2010.

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

Signature	Title	Date

/s/ William A. Sanger William A. Sanger	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2010
/s/ Randel G. Owen Randel G. Owen	Chief Financial Officer (Principal Financial Officer)	February 19, 2010
/s/ R. Jason Standifird R. Jason Standifird	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2010
/s/ Robert M. Le Blanc Robert M. Le Blanc	Director	February 19, 2010
/s/ Steven B. Epstein Steven B. Epstein	Director	February 19, 2010

Signature	Title	Date

/s/ Paul B. Iannini, M.D. Paul B. Iannini, M.D.	Director	February 19, 2010
/s/ James T. Kelly James T. Kelly	Director	February 19, 2010
/s/ Michael L. Smith Michael L. Smith	Director	February 19, 2010
/s/ Kevin E. Benson Kevin E. Benson	Director	February 19, 2010

Exhibit Index

Exhibits

        The list of exhibits required by Item 601 of Regulation S-K and filed as part of this Annual Report on Form 10-K is as follows:

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
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
3.4
Second Amended and Restated Agreement of Limited Partnership of Emergency Medical Services L.P., by and among Emergency Medical Services Corporation and the persons listed on Schedule A thereto (incorporated by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
4.1	Form of Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).
4.2	Form of Class B Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Amendment No. 5 to Registration Statement on Form S-1 filed December 6, 2005).

Exhibit No.	Description
4.3	Investor Equityholders Agreement, dated February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.3.1
Amendment No. 2 to Investor Equityholders Agreement, dated March 12, 2009, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3.2 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.3.2
Amendment No. 3 to Investor Equityholders Agreement, dated February 18, 2010, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto.*
4.4
Equityholders Agreement, dated as of February 10, 2005, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.4 of the Company's Amendment No. 1 to Registration Statement on Form S-1 filed September 14, 2005).
4.4.1
Amendment No. 2 to the Equityholders Agreement, dated as of February 26, 2008, by and among Emergency Medical Services L.P., Onex Partners L.P. and the equityholders listed on the signature page thereto (incorporated by reference to Exhibit 4.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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

Exhibit No.	Description
4.10	Supplemental Indenture No. 4, effective as of August 7, 2006, among the Issuers named therein, the Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.11
Supplemental Indenture No. 5, effective as of August 7, 2006, among Air Ambulance Specialists, Inc., a Colorado corporation and successor by merger to Eagle Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.12
Supplemental Indenture No. 6, effective as of November 28, 2006, among Electrolyte Acquisition Subsidiary, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.13
Supplemental Indenture No. 7, effective as of July 10, 2007, among Nevada Red Rock Holdings, Inc., Nevada Red Rock Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.13 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.14
Supplemental Indenture No. 8, effective as of August 10, 2007, among Medicwest Holdings, Inc., Medicwest Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.14 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.15
Supplemental Indenture No. 9, effective as of August 17, 2007, among Mission Care Services, LLC, Mission Care of Illinois, LLC, Mission Care of Missouri, LLC, Access2Care, LLC and Abbott Ambulance, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.15 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.16
Supplemental Indenture No. 10, effective as of October 19, 2007, among Arizona Oasis Acquisition, Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.16 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.17
Supplemental Indenture No. 11, effective as of March 14, 2008, among Radiology Staffing Solutions, Inc. and RadStaffing Management Solutions Inc., the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.17 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).
4.18
Supplemental Indenture No. 12, effective as of March 28, 2008, among River Medical Incorporated, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.18 of the Company's Quarterly Report on Form 10-Q filed November 5, 2008).

Exhibit No.	Description
4.19	Supplemental Indenture No. 14, effective as of November 13, 2008, among Templeton Readings, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.21 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.20
Supplemental Indenture No. 15, effective as of May 21, 2009, among EMS Offshore Medical Services, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.22 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.21
Supplemental Indenture No. 16, effective as of September 11, 2009, among EverRad, LLC, the Issuers named therein, the other Guarantors named therein and U.S. Bank Trust National Association, as trustee (incorporated by reference to Exhibit 4.23 of the Company's Quarterly Report on Form 10-Q filed November 4, 2009).
4.22
Registration Rights Agreement, dated as of February 10, 2005, by and among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the guarantors named therein, Banc of America Securities LLC and J.P. Morgan Securities Inc.(incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
4.23
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
4.24	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.25	Form of 10% Senior Subordinated Note due 2015 (included in Exhibit 4.6).
4.26
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
10.1.1
Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.1.2
Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.2 of the Company's Quarterly Report on Form 10-Q filed on May 6, 2009).

Exhibit No.	Description
10.2	Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assigned to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2.1
Amendment to Employment Agreement, dated January 1, 2009, between Don S. Harvey and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3.1
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.3.2
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 of the Company's Quarterly Report on Form 10-Q filed on May 6, 2009).
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4.1
Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.4.2
Amendment to Employment Agreement, dated March 12, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 of the Company's Quarterly Report on Form 10-Q filed on May 6, 2009).
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.5.1
Amendment to Employment Agreement, dated January 1, 2009, between Dighton Packard and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5.1 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2,2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2,2005).**

Exhibit No.	Description
10.8	Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), Inc. and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
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
10.11.2
Waiver and Amendment No. 2, dated March 7, 2007, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., and the guarantors and lenders party thereto, to the Credit Agreement, dated as of February 10, 2005 (incorporated by reference to Exhibit 10.11.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.12
Security Agreement, dated as of February 10, 2005, made by EMSC Management, Inc.(formerly known as AMR HoldCo, Inc.), EmCare HoldCo., Inc., the guarantors party thereto, in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.13
Assignment, dated as of December 20, 2005, by and among Emergency Medical Services Corporation, EMSC Management, Inc. and ClaimCo L.P. (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.14.3	Form of 2007 LTIP Revised Option Agreement (incorporated by reference to Exhibit 10.14.3 of the Company's Annual Report on Form 10-K for the twelve months ended December 31, 2008).

Exhibit No.	Description
10.15	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
10.16	2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 16, 2007).
10.17	Amended and Restated 2007 Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Stockholders Meeting filed April 29, 2008).
10.18	Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company's Registration Statement on Form S-3 filed January 30, 2008).
10.19
Employment Agreement, dated as of May 4, 2009, between Mark A. Bruning and American Medical Response, Inc. (incorporated by reference to Exhibit 10.19 of the Company's Quarterly Report on Form 10-Q filed on August 4, 2009).
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited the accompanying consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 19, 2010

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergency Medical Services Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Emergency Medical Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 19, 2010

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$332,888	$146,173
Insurance collateral	24,986	55,052
Trade and other accounts receivable, net	459,088	472,501
Parts and supplies inventory	22,270	21,160
Prepaids and other current assets	19,662	28,378
Current deferred tax assets	6,323	91,910

Total current assets	865,217	815,174

Non-current assets:
Property, plant and equipment, net	125,855	124,869
Intangible assets, net	102,654	76,141
Non-current deferred tax assets	13,468	36,351
Insurance collateral	143,886	119,644
Goodwill	381,951	346,013
Other long-term assets	21,676	23,027

Total assets	$1,654,707	$1,541,219

Liabilities and Equity
Current liabilities:
Accounts payable	$70,759	$57,318
Accrued liabilities	273,704	257,918
Current portion of long-term debt	4,676	4,905

Total current liabilities	349,139	320,141
Long-term debt	449,254	453,600
Insurance reserves and other long-term liabilities	170,227	228,439

Total liabilities	968,620	1,002,180

Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 29,541,411 and 9,606,766 issued and outstanding in 2009 and 2008, respectively)	295	96
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 65,052 and 142,545 issued and outstanding in 2009 and 2008, respectively)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2009 and 2008)	—	—
LP exchangeable units (13,724,676 and 32,107,500 units issued and outstanding in 2009 and 2008, respectively)	90,776	212,361
Additional paid-in capital	275,316	124,370
Retained earnings	319,042	203,803
Accumulated other comprehensive income (loss)	657	(1,592)

Total equity	686,087	539,039

Total liabilities and equity	$1,654,707	$1,541,219

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year ended December 31,
	2009	2008	2007
Net revenue	$2,569,685	$2,409,864	$2,106,993

Compensation and benefits	1,796,779	1,637,425	1,455,970
Operating expenses	334,328	383,359	317,518
Insurance expense	97,610	82,221	66,308
Selling, general and administrative expenses	63,481	69,658	61,893
Depreciation and amortization expense	64,351	68,980	70,483
Restructuring charges	—	—	2,242

Income from operations	213,136	168,221	132,579
Interest income from restricted assets	4,516	6,407	7,143
Interest expense	(40,996)	(42,087)	(46,948)
Realized gain on investments	2,105	2,722	245
Interest and other income	1,816	2,055	2,055
Loss on early debt extinguishment	—	(241)	—

Income before income taxes and equity in earnings of unconsolidated subsidiary	180,577	137,077	95,074
Income tax expense	(65,685)	(52,530)	(36,104)

Income before equity in earnings of unconsolidated subsidiary	114,892	84,547	58,970
Equity in earnings of unconsolidated subsidiary	347	300	848

Net income	115,239	84,847	59,818
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains during the period	(1,413)	(274)	2,262
Unrealized gains (losses) on derivative financial instruments	3,662	(2,324)	(1,232)

Comprehensive income	$117,488	$82,249	$60,848

Basic net income per common share	$2.71	$2.04	$1.44
Diluted net income per common share	$2.64	$1.97	$1.39
Average common shares outstanding, basic	42,552,716	41,652,783	41,551,207
Average common shares outstanding, diluted	43,623,800	43,130,782	43,146,881

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity

	Shares/Units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units
Balances December 31, 2006	9,262,853	142,545	1	32,107,500
Exercise of options	57,494	—	—	—

Balances December 31, 2007	9,320,347	142,545	1	32,107,500
Exercise of options	265,792	—	—	—
Issuance of stock under stock purchase plans	20,627	—	—	—

Balances December 31, 2008	9,606,766	142,545	1	32,107,500
Exercise of options	1,459,851	—	—	—
Restricted stock awarded	5,833	—	—	—
Issuance of stock under stock purchase plans	8,644	—	—	—
Secondary offering exchanges	18,400,000	(17,176)	—	(18,382,824)
Exchange of Class B common stock	60,317	(60,317)	—	—

Balances December 31, 2009	29,541,411	65,052	1	13,724,676

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands)

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances December 31, 2006	$93	$1	$212,361	$114,471	$59,138	$(24)	$386,040
Exercise of options	—	—	—	383	—	—	383
Equity-based compensation	—	—	—	2,225	—	—	2,225
Net income	—	—	—	—	59,818	—	59,818
Unrealized holding gains	—	—	—	—	—	2,262	2,262
Net change in fair value of interest rate swap agreement	—	—	—	—	—	(1,232)	(1,232)

Balances December 31, 2007	93	1	212,361	117,079	118,956	1,006	449,496
Exercise of options	3	—	—	1,776	—	—	1,779
Equity-based compensation	—	—	—	4,871	—	—	4,871
Issuance of stock under stock purchase plans	—	—	—	644	—	—	644
Net income	—	—	—	—	84,847	—	84,847
Unrealized holding losses	—	—	—	—	—	(274)	(274)
Net change in fair value of interest rate swap agreement	—	—	—	—	—	(2,324)	(2,324)

Balances December 31, 2008	96	1	212,361	124,370	203,803	(1,592)	539,039
Exercise of options	15	—	—	10,500	—	—	10,515
Equity-based compensation	—	—	—	18,640	—	—	18,640
Issuance of stock under stock purchase plans	—	—	—	405	—	—	405
Secondary offering exchanges	184	—	(121,585)	121,401	—	—	—
Net income	—	—	—	—	115,239	—	115,239
Unrealized holding losses	—	—	—	—	—	(1,413)	(1,413)
Net change in fair value of interest rate swap agreement	—	—	—	—	—	3,556	3,556
Fair value of fuel hedge	—	—	—	—	—	106	106

Balances December 31, 2009	$295	$1	$90,776	$275,316	$319,042	$657	$686,087

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities
Net income	$115,239	$84,847	$59,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,182	71,084	72,556
Loss (gain) on disposal of property, plant and equipment	111	(175)	(2)
Equity-based compensation expense	3,979	2,476	1,727
Excess tax benefits from stock-based compensation	(17,448)	—	—
Loss on early debt extinguishment	—	241	—
Equity in earnings of unconsolidated subsidiary	(347)	(300)	(848)
Dividends received	971	—	416
Deferred income taxes	42,449	41,019	33,274
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	18,742	27,618	(74,991)
Parts and supplies inventory	(1,110)	(1,050)	(1,285)
Prepaids and other current assets	19,425	(8,378)	4,975
Accounts payable and accrued liabilities	17,998	(1,447)	5,184
Insurance accruals	6,362	(4,478)	(3,006)

Net cash provided by operating activities	272,553	211,457	97,818

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(44,728)	(32,088)	(38,335)
Proceeds from sale of property, plant and equipment	120	408	359
Acquisitions of businesses, net of cash received	(75,612)	(55,825)	(75,648)
Net change in insurance collateral	4,411	9,444	10,872
Other investing activities	(820)	3,116	2,526

Net cash used in investing activities	(116,629)	(74,945)	(100,226)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	10,515	2,423	383
Repayments of capital lease obligations and other debt	(5,109)	(39,230)	(76,033)
Excess tax benefits from stock-based compensation	17,448	—	—
Net change in bank overdrafts	7,937	3,554	(2,664)
Borrowings under revolving credit facility	—	14,000	70,300

Net cash provided by (used in) financing activities	30,791	(19,253)	(8,014)

Change in cash and cash equivalents	186,715	117,259	(10,422)
Cash and cash equivalents, beginning of period	146,173	28,914	39,336

Cash and cash equivalents, end of period	$332,888	$146,173	$28,914

Cash paid for interest	$39,355	$40,427	$46,278

Cash paid (refunds received) for taxes	$(7,057)	$11,511	$2,132

Non-cash activities
Capital lease obligations incurred	$—	$682	$8,038

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

        The Company operates in two segments, AMR in the healthcare transportation service business and EmCare in the outsourced facility-based physician service business. AMR operates in 38 states, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services. EmCare provides outsourced physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services with 527 contracts in 39 states. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services.

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

        At December 31, 2009 and 2008, bank overdrafts of $32.6 million and $24.7 million, respectively, were included in accounts payable in the accompanying balance sheets.

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

Trade and Other Accounts Receivable, net

        The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. Patient-related accounts receivable are recorded net of estimated allowances for contractual discounts and uncompensated care in the period in which services are performed. Account balances are charged off against the uncompensated care allowance, which relates principally to receivables recorded for self-pay patients, when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. As a result of the estimates used in recording the allowances, the nature of healthcare collections, which may involve lengthy delays, and the current uncertainty in the economy, there is a reasonable possibility that recorded estimates will change materially in the short-term.

        The following table presents accounts receivable, net and accounts receivable allowances by segment:

	December 31,
	2009	2008
Accounts receivable, net
EMS	$112	$273
AMR	245,060	275,592
EmCare	213,916	196,636

Total	$459,088	$472,501

Accounts receivable allowances
AMR
Allowance for contractual discounts	$179,913	$198,704
Allowance for uncompensated care	150,007	148,865

Total	$329,920	$347,569

EmCare
Allowance for contractual discounts	$821,372	$686,697
Allowance for uncompensated care	422,008	365,610

Total	$1,243,380	$1,052,307

        The changes in the allowances for contractual discounts and uncompensated care are primarily a result of changes in the Company's gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

Parts and Supplies Inventory

        Parts and supplies inventory is valued at cost, determined on a first-in, first-out basis. Durable medical supplies, including stretchers, oximeters and other miscellaneous items, are capitalized as inventory and expensed as used.

Property, Plant and Equipment, net

        Property, plant and equipment were reflected at their estimated fair value as of February 1, 2005 in connection with the acquisition of EMS LP led by Onex Partners LP and Onex Corporation ("Onex"). Additions to property, plant and equipment subsequent to this date are recorded at cost. Maintenance and repairs that do not extend the useful life of the property are charged to expense as incurred. Gains and losses from dispositions of property, plant and equipment are recorded in the period incurred. Depreciation of property, plant and equipment is provided substantially on a straight-line basis over their estimated useful lives, which are as follows:

Buildings	35 to 40 years
Leasehold improvements	Shorter of expected life or life of lease
Vehicles	5 to 7 years
Computer hardware and software	3 to 5 years
Other	3 to 10 years

Goodwill

        The Company compares the fair value of its reporting units to the carrying amounts on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting units is less than the carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

        The Company uses an independent valuation group to assist in the determination of the fair value of its reporting units. The independent valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. EMSC's annual goodwill impairment assessment is performed during the third quarter each year. No impairment indicators were noted in completing the Company's annual impairment assessments in 2009, 2008, or 2007 and no indicators were noted which would indicate that subsequent interim impairment tests were necessary.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

        Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2009, 2008 or 2007.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. Consistent with management's expectation of estimated future cash flow, these assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 3 to 10 years depending on the type of contract and customer relationship.

Other Indefinite Lived Intangibles

        Other indefinite lived intangibles, including radio frequency licenses and trade names, are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis. No impairment charges were recorded in 2009, 2008, or 2007.

Claims Liability and Professional Liability Reserves

        EMSC is self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Equity Structure

        The Company is the general partner of EMS LP and holds 68.3% of the equity interests in EMS LP as of December 31, 2009. LP exchangeable units, held by persons affiliated with the Company's principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company's class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company's class B special voting stock, at all stockholder meetings at which holders of the Company's class B common stock or class B special voting stock are entitled to vote.

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

Derivatives and Hedging Activities

        All derivative instruments are recorded on the balance sheet at fair value. The Company uses derivative instruments to manage risks associated with interest rate and fuel price volatility. All hedging instruments that qualify for hedge accounting are designated and effective as hedges, in accordance with GAAP. If the underlying hedged transaction ceases to exist, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Instruments that do not qualify for hedge accounting and the ineffective portion of hedges are marked to market with changes recognized in current earnings. The Company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives (see note 9 "Derivative Instruments and Hedging Activities").

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

        EmCare has determined that these management contracts met the requirements for consolidation in accordance with GAAP. The Company also concluded that these management contracts resulted in a variable interest in the PAs and that the Company is the primary beneficiary. Accordingly, the consolidated financial statements of EmCare and these financial statements include the accounts of EmCare and its subsidiaries and the PAs. The financial statements of the PAs are consolidated with EmCare and its subsidiaries because EmCare has ultimate control over the assets and business operations of the PAs as described above. Notwithstanding the lack of technical majority ownership, consolidation of the PAs is necessary to present fairly the financial position and results of operations of EmCare because of the existence of a control relationship by means other than record ownership of the PAs' voting stock. Control of a PA by EmCare is perpetual and other than temporary because EmCare may replace the physician owner of the PA at any time and thereby continue EmCare's relationship with the PA.

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of these financial instruments approximates their fair value as of December 31, 2009 and 2008. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising EMSC's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the year ended December 31, 2009, the Company derived approximately 28% of its net revenue from Medicare and Medicaid, 68% from insurance providers and contracted payors, and 4% directly from patients.

        The Company estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices. The estimated fair value of the senior subordinated notes at December 31, 2009 was approximately $262 million with a carrying value of $250 million.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Revenue Recognition

        Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care by segment, as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Year ended December 31,
	2009	2008	2007
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	43.8%	40.1%	39.4%

Revenue net of contractual discounts	56.2%	59.9%	60.6%
Provision for uncompensated care as a percentage of gross revenue	15.3%	15.2%	15.2%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	27.3%	25.4%	25.0%
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	51.4%	48.9%	49.3%

Revenue net of contractual discounts	48.6%	51.1%	50.7%
Provision for uncompensated care as a percentage of gross revenue	24.6%	24.1%	20.8%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	50.6%	47.1%	41.1%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	48.4%	44.9%	44.6%

Revenue net of contractual discounts	51.6%	55.1%	55.4%
Provision for uncompensated care as a percentage of gross revenue	21.0%	20.0%	18.2%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	40.7%	36.3%	32.8%

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

Net Income Per Common Share

        The consolidated financial statements include "basic" and "diluted" per share information. Basic per share information is calculated by dividing net income available to stockholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computation was 42.6 million, 41.7 million, and 41.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 1.1 million, 1.5 million, and 1.6 million potential dilutive common shares for the years ended December 31, 2009, 2008, and 2007, respectively.

Stock Options

        The Company's stock options are valued using the Black-Scholes valuation model on the date of grant. Equity based compensation has been issued under the plans described in note 11.

Fair Value Measurement

        The Company classifies its financial instruments that are reported at fair value based on a hierarchal framework which ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is impacted by a number of factors, including the type of instrument and the characteristics specific to the instrument. Instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

        Level 1—Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The Company does not adjust the quoted price for these assets or liabilities.

        Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies.

        Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company's own assumptions about the fair value of the asset or liability.

        The following table summarizes the valuation of EMSC's financial instruments by the above fair value hierarchy levels as of December 31, 2009:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$88,433	$71,904	$16,529	$—
Derivatives	$174	$—	$174	$—

Recent Accounting Pronouncements

        Beginning January 1, 2009, the Company adopted expanded and amended disclosure requirements issued by the Financial Accounting Standards Board ("FASB") for derivative instruments and hedging activities which are intended to provide users of financial statements with an enhanced understanding of: (i) how and why the Company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for and (iii) how derivative instruments and related hedged items affect the Company's financial position, financial performance and cash flows. Adoption of these requirements did not have a material effect on the Company's consolidated financial statements and related disclosures.

        Beginning January 1, 2009, the Company adopted guidance on the fair value disclosure requirements for nonfinancial assets and liabilities which had previously been delayed for one year. Adoption of these requirements did not have a material effect on the Company's consolidated financial statements and related disclosures.

        In May 2009, the FASB defined further disclosure requirements for events which occur after the balance sheet date but before financial statements are issued. The new requirements were effective for the Company beginning on June 30, 2009. In accordance with these requirements, the Company's management has evaluated events subsequent to December 31, 2009 through February 19, 2010 which is the issuance date of this report. There has been no material event noted in this period which would impact the results reflected in this report, the Company's results going forward, or require additional disclosure.

        In June 2009, the FASB modified the analysis required to identify a controlling financial interest in variable interest entities. The new requirements are effective for the Company beginning on January 1,

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

2010. Management does not expect the adoption of these new requirements to have a material effect on the Company's consolidated financial statements and related disclosures.

        In June 2009, the FASB clarified circumstances under which a transferor of financial assets is deemed to have surrendered control and, thus, required to remove the asset together with any related liabilities from its balance sheet. The guidance is effective for the Company beginning on January 1, 2010. Management does not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements and related disclosures.

3. Acquisitions

        Effective January 1, 2009, the Company adopted changes in FASB requirements for recording costs associated with business combinations. The Company expensed $257 upon adoption of the new requirements and expensed a total of $1,419 during the year ended December 31, 2009. These costs are included in operating expenses on the accompanying statement of operations and previously would have been recorded as a component of goodwill.

        During the year ended December 31, 2009, the Company acquired four businesses for a total cost of $75.6 million, which was paid in cash. In April 2009, the Company acquired the assets of an entity which provides on-site emergency medical staffing, on-call physician support services, and emergency medical and safety training for companies with remote working sites such as offshore oil rigs. In August 2009, the Company acquired EverRad, LLC which provides teleradiology services to eight facilities located in Florida, North Carolina, Oklahoma, and Pennsylvania. In December 2009, the Company acquired Pinnacle Consultants Mid-Atlantic and the management services company of Pinnacle Anesthesia Consultants, P.A. (collectively referred to as "Pinnacle"), which provide anesthesiology and management services to more than 75 hospitals and surgery centers. The Pinnacle acquisition positions the Company for continued growth of anesthesia management services. The Company is in the process of completing the purchase price allocation for these acquisitions and has preliminarily recorded $44.3 million of goodwill and $34.2 million of other gross intangible assets as of December 31, 2009. As additional information becomes known, which refines estimated fair values of assets acquired and liabilities assumed, the purchase price allocation may be adjusted and reflected as an adjustment to goodwill. Allocation adjustments generally occur within one year of the acquisition date.

        During the year ended December 31, 2008, the Company acquired four entities for a total cost of $55.8 million, which was paid primarily in cash. In March 2008, the Company acquired River Medical, Inc. based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona. The Company believes that this acquisition positions the Company for future expansion in the Arizona market. In April 2008, the Company acquired Aldan Emergency Physicians, P.A. which provides emergency department staffing and management services at facilities located in Brooksville, Florida and Hudson, Florida. In August 2008, the Company acquired the management services entity of Clinical Partners, P.A., a provider of anesthesiology services, as well as an associated billing company based in Longview, Texas. In October 2008, the Company acquired Templeton Readings, LLC, which is based in Baltimore, Maryland and provides final reads and telaradiology services to contracts in 31 states. The purchase price allocation for these acquisitions is substantially complete and the Company has recorded $36.0 million of goodwill and $23.3 million of other gross intangible assets as of December 31, 2009.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

3. Acquisitions (Continued)

        During the year ended December 31, 2007, the Company acquired three entities for a total cost of $75.6 million, which was paid primarily in cash. In July 2007, the Company acquired MedicWest Ambulance based in North Las Vegas, Nevada and Abbott Ambulance, Inc. based in St. Louis, Missouri, together with certain of their respective affiliates. In September 2007, the Company acquired certain ground ambulance assets from subsidiaries of Lifeguard Transportation Service, Inc. in Dallas, Texas and Atlanta, Georgia. These acquisitions expanded AMR's presence in existing markets and allowed the Company to enter a new market in the St. Louis area. The Company has completed the purchase price allocation for these acquisitions and has recorded $37.7 million of goodwill and $25.7 million of other gross intangible assets as of December 31, 2009.

4. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31:

	2009	2008
Land	$2,586	$2,586
Building and leasehold improvements	28,854	25,606
Vehicles	157,296	137,946
Computer hardware and software	90,804	78,200
Communication and medical equipment and other	81,756	69,150

	361,296	313,488
Less: accumulated depreciation and amortization	(235,441)	(188,619)

Property, plant and equipment, net	$125,855	$124,869

        Vehicles include certain assets held under capital leases with a net book value of $2.0 million and $4.3 million at December 31, 2009 and 2008, respectively. Accumulated depreciation and amortization at December 31, 2009 and 2008 includes $5.9 million and $3.6 million, respectively, relating to such vehicles. Depreciation expense, which includes amortization of assets under capital leases, was $46.0 million, $51.5 million and $55.4 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

5. Intangible Assets, net

        Intangible assets, net consisted of the following at December 31:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$171,151	$(73,401)	$129,708	$(56,233)
Covenant not to compete	3,318	(2,015)	2,188	(823)

Total	$174,469	$(75,416)	$131,896	$(57,056)

Unamortized intangible assets
Trade names	3,000	—	700	—
Radio frequencies	601	—	601	—

Total	$178,070	$(75,416)	$133,197	$(57,056)

        Amortization expense of intangible assets was $18.4 million, $17.5 million, and $15.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Estimated annual amortization over each of the next five years is expected to be:

2010	$21,789
2011	20,983
2012	15,685
2013	9,702
2014	9,218

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31:

	2009	2008
Current deferred tax assets (liabilities):
Accounts receivable	$39,712	$53,607
Accrual to cash	(59,648)	—
Accrued liabilities	18,749	19,396
Credit carryforwards	3,610	1,307
Interest carryforwards	—	15,685
Net operating loss carryforwards	3,900	1,915

Net current deferred tax assets	6,323	91,910

Long-term deferred tax assets (liabilities):
Intangible assets	(35,729)	(27,291)
Insurance and other long-term liabilities	37,299	34,470
Excess of tax over book depreciation	(9,709)	(3,441)
Net operating loss carryforwards	28,602	34,426
Valuation allowance	(6,995)	(1,813)

Net long-term deferred tax assets	13,468	36,351

Net deferred tax assets	$19,791	$128,261

        The Company has net deferred tax assets resulting from net operating loss ("NOL") and other deductible temporary differences that will reduce taxable income in future periods. A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Based on the evaluation of such evidence, the Company established a $7.0 million valuation allowance as of December 31, 2009 related to some of its state deferred tax assets, a change of $5.2 million from December 31, 2008. The $5.2 million of additional 2009 state NOL valuation allowances relates to additional state NOL deferred tax assets of $8.3 million that were added during 2009.

        The Company has federal NOL carryforwards of $56.5 million which expire in the years 2017 to 2023. These NOLs do not include $6.3 million of NOLs arising from the deduction of stock-based compensation, and will not be recognized for financial reporting purposes until such time as these tax benefits can be realized as a reduction of income taxes payable.

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

        Certain entities adopted the cash method of accounting during 2009 for tax reporting purposes, which resulted in a deferred tax liability of $59.6 million.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In preparation for such examinations, the Company establishes reserves for uncertain tax positions, periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. EMSC does not expect the final resolution of tax examinations to have a material impact on the Company's financial results. In nearly all jurisdictions, the tax years prior to 2005 are no longer subject to examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at January 1	$83,479	$92,571
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	7,518	9,597
Reductions for tax positions of prior years	(66,220)	(18,689)
Reductions for tax positions due to lapse of statute of limitations	(257)	—
Settlements	(5,113)	—

Balance at December 31	$19,407	$83,479

        It is reasonably possible that a reduction of up to $14.6 million of unrecognized tax benefits may occur as a result of possible audit settlements and/or tax filings made by the Company within the next twelve months.

        In 2009, certain subsidiaries of the Company completed audits of income tax returns for 2004 to 2006. As a result, we reduced our unrecognized tax benefits by $5.1 million.

        In accordance with the Company's accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits consistent with the recognition of these items in prior reporting periods. The Company recognized $1.3 million, $2.7 million, and $10.1 million for the payment of interest and penalties for the years ended December 31, 2009, 2008 and 2007, respectively. The Company reversed approximately $4.1 million and $16.9 million of the interest previously recognized for the years ended December 31, 2009 and 2008, respectively. The interest reversals were due primarily to the Company's accounting method change for income tax return purposes, which was filed and accepted by government tax authorities.

        At December 31, 2009, the unrecognized tax benefits recorded by the Company included approximately $0.5 million of penalties and interest that may reduce future tax expense.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

        The components of income tax expense were as follows:

	Year ended December 31,
	2009	2008	2007
Current tax expense
State	$7,650	$30	$625
Federal	10,245	1,921	27

Total	17,895	1,951	652

Deferred tax expense
State	(1,992)	6,472	3,830
Federal	49,782	44,107	31,622

Total	47,790	50,579	35,452

Total tax expense
State	5,658	6,502	4,455
Federal	60,027	46,028	31,649

Total	$65,685	$52,530	$36,104

        The increase to the Company's 2009 current tax expense is due primarily to the Company's increase in income before taxes as compared to available interest carryforwards and NOLs. A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

	Year ended December 31,
	2009	2008	2007
Income tax expense at the statutory rate	$63,324	$47,977	$33,571
Increase in income taxes resulting from:
State taxes, net of federal	6,013	4,572	2,787
Audit settlements and tax filings	(7,504)	—	—
Other	3,852	(19)	(254)

Provision for income taxes	$65,685	$52,530	$36,104

        The December 31, 2009 effective rate was impacted by nonrecurring items.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

7. Accrued Liabilities

        Accrued liabilities were as follows at December 31:

	2009	2008
Accrued wages and benefits	$92,721	$95,029
Accrued paid time-off	24,290	25,505
Current portion of self-insurance reserve	62,832	61,099
Accrued restructuring	181	200
Current portion of compliance and legal	2,814	2,616
Accrued billing and collection fees	4,093	4,127
Accrued profit sharing	34,000	22,954
Accrued interest	9,773	9,964
Other	43,000	36,424

Total accrued liabilities	$273,704	$257,918

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

        The Credit Facility consists of a $350.0 million senior secured term loan and a $100.0 million Senior Secured Revolving Credit Facility commitment, ("Revolving Facility"), each collateralized by a pledge of 100% of the capital stock of the Company and its direct and indirect domestic subsidiaries, 65% of the capital stock of any direct foreign subsidiaries and an interest in substantially all tangible and intangible assets of EMS LP and its subsidiaries. The term loan matures in February 2012. The Revolving Facility was established to fund the Company's working capital and letter of credit needs and requires principal and interest to be paid at maturity in February 2011. The Revolving Facility is also subject to an annual commitment fee of 0.5% on unutilized commitments. Under the terms of the agreement, the Company may select between various interest rate arrangements based on LIBOR or the Prime Rate plus additional basis points ranging from 1% to 2%, determined by reference to a leverage ratio. At December 31, 2009, letters of credit outstanding were $43.6 million and the maximum available under the Revolving Facility was $56.4 million. There were no borrowings under the Revolving Facility at December 31, 2009 and 2008.

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

unsecured notes, or amend or otherwise modify agreements governing the subordinated indebtedness. The financial maintenance covenants establish a maximum leverage ratio, a maximum senior leverage ratio, a minimum fixed charge coverage ratio and an annual capital expenditure limit. The Company is in compliance with its debt covenants as of December 31, 2009.

        The Company made an unscheduled payment on the Credit Facility in December 2008 of $20.0 million and wrote off $0.2 million of unamortized debt issuance costs.

        Long-term debt and capital lease obligations consisted of the following at December 31:

	2009	2008
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (2.24% at December 31, 2009)	199,765	201,862
Notes due at various dates from 2010 to 2022 with interest rates from 6% to 10%	1,249	1,632
Capital lease obligations due at various dates from 2010 to 2018	2,916	5,011

	453,930	458,505
Less current portion	(4,676)	(4,905)

Total long-term debt	$449,254	$453,600

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see note 13 "Commitments and Contingencies") in each of the years indicated is as follows:

Year ending December 31,
2010	$4,676
2011	148,773
2012	49,477
2013	123
2014	119
Thereafter	250,762

$453,930

9. Derivative Instruments and Hedging Activities

        The Company manages its exposure to changes in market interest rates and fuel prices and from time to time uses highly effective derivative instruments to manage well-defined risk exposures. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties. The Company does not use derivative instruments for speculative purposes.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

9. Derivative Instruments and Hedging Activities (Continued)

        The Company was party to one interest rate swap agreement from December 2007 to December 2009. The swap agreement was with major financial institutions and amounted to $200 million of notional principal amount. This swap agreement effectively converted $200 million of variable rate debt to fixed rate debt with an effective rate of 6.3% initially and was amended to 6.1% in March 2009. The Company made interest payments based on the variable rate associated with the debt (based on LIBOR which had an average rate of less than 1% at the expiration date) and periodically settled with its counterparties for the difference between the rate paid and the fixed rate. The Company recorded, as a component of other comprehensive income, a decrease to the liability associated with the fair value of the fixed interest rate swap agreement in the amount of $5.8 million for the year ended December 31, 2009 and an increase of $3.8 million for the year ended December 31, 2008, in each case before applicable tax impacts. The net additional interest payments made or received under this swap agreement are recognized in interest expense.

        At December 31, 2009, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the nine transactions effectively fixes the cost of diesel fuel at prices ranging from $2.91 to $3.15 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 2.7 million gallons, which represents approximately 26% of the Company's total estimated annual usage, and are spread over periods from January 2010 through December 2010. The Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.2 million as of December 31, 2009. The net additional payments made or received under this hedge agreement will be recognized in operating expenses.

10. Retirement Plans and Employee Benefits

        The Company maintains three 401(k) plans (the "EMSC Plans") for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the EMSC Plans. Employees may contribute a maximum of 40% of their compensation up to a maximum of $16,500. Generally, 50% of the contribution is matched by the Company up to a maximum of 3% to 6% of the employee's salary per year, depending on the plan. EMSC's contributions to the EMSC Plans were $12.0 million, $11.8 million and $11.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Contributions are included in compensation and benefits on the accompanying statements of operations.

        EmCare established the EmCare Holdings Inc. 401(k) Savings Plan (the "EmCare Plan") in 1994 to provide retirement benefits to its physician employees. Employees may elect to participate in the EmCare Plan at the beginning of each calendar quarter and may contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service. EmCare contributes 50% of the first 6% of base compensation that a participant contributes to the EmCare Plan during any calendar year. EmCare contributed $1.1 million during the year ended December 31, 2009 and $0.8 million during each of the years ended December 31, 2008 and 2007.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Equity Based Compensation

Equity Option Plan

        Under the Company's Equity Option Plan approved in February 2005, key employees were granted options to purchase partnership units of EMS LP. The options permit employees to purchase class A common shares at an exercise price of between $6.67 and $16.00 per share and vested ratably over a period of four years and have a maximum term of ten years. In addition, certain performance measures had to be met for 50% of the options to become exercisable; these performance measures were satisfied during 2009. Options with similar provisions were granted to all directors in 2005 other than the Lead Director. The Company recorded a compensation charge of $0.1 million, $0.9 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, associated with the grant of these options. No grants of options were made after 2005 and there will be no future grants under this plan.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 0% volatility (because the options were granted by EMS LP as a private company), risk free rates ranging from 3.53% to 3.88%, 0% dividend yield and terms of 4 and 5 years. The weighted average fair value of these options was $1.40.

        The following table summarizes the status of options under the Equity Option Plan, as well as options granted to certain directors (with similar terms) as of December 31, 2009:

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	2,935,986	$6.79
Granted at fair value	—
Exercised	(1,433,102)	6.79
Expired or forfeited	(2,500)	6.67

Outstanding at end of year	1,500,384	$6.79	$71,063

Exercisable at end of year	1,500,384	$6.79	$71,063

        Intrinsic value is the amount by which the stock price exceeds the exercise price of the options. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $46.8 million, $6.7 million and $1.3 million, respectively.

        The range of exercise prices of the outstanding exercisable options are as follows at December 31, 2009:

Weighted Average Exercise Price	Number of Exercisable Shares	Number of Outstanding Shares	Weighted Average Remaining Life in Years
$6.67	1,481,634	1,481,634	5.11
$16.00	18,750	18,750	5.95

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Equity Based Compensation (Continued)

Long-Term Incentive Plan

        The Company's original Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated Long-Term Incentive Plan (the "Plan") was approved by stockholders in May 2008. The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.

        The Company granted options to key employees under the Plan during 2007, 2008 and 2009. The options permit employees to purchase a total of 510,126 shares of class A common stock at a weighted average exercise price of $30.97 per share, vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years. In addition, certain performance measures must be met for 50% of certain of these options to become exercisable, although these performance measures are not expected to be used for future grants.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 43% to 46% volatility based on EMSC's historical stock price, risk free rates ranging from 4.07% to 5.16%, 0% dividend yield and a term of 5 years. The weighted average fair value of options granted during 2009 was $10.76.

        During 2007, members of the Board of Directors of the Company granted, in the aggregate, 30,000 shares of restricted class A common stock pursuant to the Plan, which shares vest ratably over a period of three to four years. In addition, certain performance measures must be met for 50% of the shares to become exercisable. During 2009, an additional 210,375 shares of restricted class A common stock were granted pursuant to the Plan, which shares vest ratably over a period of three years without any performance measure requirement.

        In connection with the grants of options and restricted class A common stock, the Company expensed $3.4 million, $1.2 million and $0.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The following table summarizes the status of restricted stock and options under the Plan as of December 31, 2009:

		Options Summary
	Restricted Stock	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	30,000	340,250	$31.65
Granted	210,375	210,375	29.88
Exercised	(5,833)	(26,749)	31.53
Expired or forfeited	(6,250)	(13,750)	29.90

Outstanding at end of year	228,292	510,126	$30.97	$11,823

Exercisable at end of year	3,334	56,439	$31.76	$1,264

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Equity Based Compensation (Continued)

Non-Employee Director Compensation Plan

        The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee. Under this plan, eligible directors are granted Restricted Stock Units ("RSUs") following each annual stockholder meeting with each RSU representing one share of the Company's class A common stock. Eligible directors receive a grant of RSUs having a fair market value of $0.1 million on the date of grant based on the closing price of the Company's class A common stock on the business day immediately preceding the grant date. The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting. In connection with this plan, the Company granted 3,018 RSUs per director in 2009. The Company granted 4,145 RSUs per director following the 2008 annual stockholder meeting and granted an additional 2,374 RSUs to a director upon his election to the board of directors in October 2008. The Company granted 2,705 RSUs per director in 2007. As of December 31, 2009, there were a total of 76,864 RSUs outstanding. The Company expensed $0.5 million during the year ended December 31, 2009 and $0.4 million during each of the years ended December 31, 2008 and 2007.

Stock Purchase Plan/Employee Stock Purchase Plan

        The Company offered its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company's Employee Stock Purchase Plan (together, the "SPPs") during 2009 and 2008. The purchases of stock under the SPPs occurred in October 2009 and September 2008 at a 5% discount to the closing price of the Company's class A common stock on predetermined dates established pursuant to the ESPP and SPP, and as such no compensation charge was recorded for these plans during 2009 or 2008. Employee contributions to the SPPs were $405 during the year ended December 31, 2009 and $644 for the same period in 2008. The contributions were used to purchase shares of class A common stock totaling 8,644 and 20,627 during 2009 and 2008, respectively.

12. Equity

Preferred Stock

        The Company's board of directors may, without further action by stockholders, from time to time direct the issuance of up to 20 million shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Class A and Class B Common Stock and Class B Special Voting Stock

General

        The Company's class A common stock and class B common stock is identical in all respects, except with respect to voting and except that each share of class B common stock is convertible into one share of class A common stock at the option of the holder. The class B common stock will be converted automatically into class A common stock upon a transfer thereof to any person other than certain

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity (Continued)

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

        On August 12, 2009 and November 25, 2009, the Company closed public secondary equity offerings in which a total of 18.4 million shares of class A common stock were sold primarily by certain affiliates of Onex, the Company's principal equity holder. In order to effect the secondary offerings, holders of LP exchangeable units exchanged 18.4 million units into class B common stock. Upon transfer, the class B common stock converted automatically into the 18.4 million shares of class A common stock sold in the offerings. The net proceeds from the offerings were paid entirely to the selling stockholders.

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

        In addition, holders of class A common stock, on the one hand, and the class B common stock and class B special voting stock, on the other, are entitled to vote as a separate class on approval of (i) any alteration, repeal or amendment of the Company's certificate of incorporation which would adversely affect the powers, preferences or rights of the holders of class A common stock or the class B common stock and class B special voting stock, as the case may be, and (ii) any merger or consolidation of the Company with any other entity if, as a result, (x) shares of class A common stock would be converted into or exchanged for, or receive, any consideration that differs from that applicable to the shares of class B common stock as a result of such merger or consolidation, other than a difference limited to preserving the relative voting power of the holders of the class A common stock, the class B common

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

12. Equity (Continued)

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

13. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $40.5 million, $40.5 million and $38.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company also leases certain vehicles and records certain leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies (Continued)

        Future commitments under non-cancelable capital and operating leases for vehicle, premises, equipment and other recurring commitments are as follows:

	Capital Leases	Operating Leases & Other
Year ending December 31,
2010	$2,232	$61,686
2011	218	44,721
2012	201	32,463
2013	120	24,587
2014	106	18,024
Thereafter	334	54,000

	3,211	$235,481

Less imputed interest	(295)

Total capital lease obligations	2,916
Less current portion	(2,161)

Long-term capital lease obligations	$755

Forward Purchase Commitment

        Beginning in March 2009, AMR entered into a series of forward purchase contracts which fix the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010. For the six months ending June 30, 2010, the Company is under contract to purchase 50,000 gallons of diesel fuel per month at prices ranging from $2.93 to $2.99 per gallon. These forward purchase contracts represent approximately 5% of the Company's total monthly diesel fuel usage. Based on the terms of the contracts, the Company has concluded they do not qualify as derivatives. The impact related to these contracts during the year ended December 31, 2009 was additional operating expense of $0.1 million.

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

        On April 17, 2006, the Office of Inspector General for the United States Department of Health and Human Services, or OIG, finalized its draft report requesting that the Company's Massachusetts subsidiary reimburse the Medicare program for approximately $1.8 million in alleged overpayments from Medicare for services performed between July 1, 2002 and December 31, 2002. The OIG claimed that these payments were made for services that did not meet Medicare medical necessity and reimbursement requirements. On December 10, 2006, AMR paid the $1.8 million in alleged overpayments. However, the Company disagreed with the OIG's finding, filed an administrative appeal and on May 15, 2008, received $1.2 million back from Medicare as a result of the successful appeal. The outcome of this appeal did not have an impact on the results of operations of the Company.

Letters of Credit

        At December 31, 2009 and 2008, the Company had $43.6 million and $43.2 million, respectively, in outstanding letters of credit.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies (Continued)

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company is reviewing the information provided by the government and intends to provide a response. The Company does not believe the identified claims will result in a material adverse effect on the financial condition of EMSC.

        Three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; and on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. The Company is unable at this time to estimate the amount of potential damages, if any.

        The Company is involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse impact on its financial condition, results of operations or liquidity.

14. Transactions with Onex

        The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, its principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. This fee, which has been included as a component of selling, general and administrative expenses in the accompanying statement of operations, amounted to $1.0 million for each of the years ended December 31, 2009, 2008 and 2007.

15. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional liability (medical malpractice) programs for EmCare. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2009.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

15. Insurance (Continued)

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

        The Company's most recent actuarial valuation was completed in December 2009. As a result of this and previous actuarial valuations, the Company recorded an increase in its provisions for insurance liabilities of approximately $4.5 million in 2009 and reductions of $4.1 million and $21.5 million in 2008 and 2007, respectively, related to reserves for losses in prior years.

        Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2009
Automobile	$7,993	$9,413	$17,406
Workers compensation	15,096	27,942	43,038
General/ Professional liability	39,743	106,261	146,004

	$62,832	$143,616	$206,448

December 31, 2008
Automobile	$7,602	$9,570	$17,172
Workers compensation	14,036	27,490	41,526
General/ Professional liability	39,461	101,928	141,389

	$61,099	$138,988	$200,087

        Certain insurance programs also require the Company to maintain deposits with third-party insurers or with trustees to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government securities and investment grade securities. These investments are designated as available-for-sale and reported at fair value. Investment income earned on these

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

15. Insurance (Continued)

investments is reported as interest income from restricted assets in the statements of operations. The following table summarizes these deposits and restricted investments:

	2009	2008
Restricted cash and cash equivalents	$12,381	$24,863
Restricted marketable securities	1,813	10,633
Other short-term insurance collateral	10,792	19,556

Insurance collateral—short-term	$24,986	$55,052

Restricted long-term investments	$87,720	$79,722
Other long-term insurance collateral	56,166	39,922

Insurance collateral—long-term	$143,886	$119,644

16. Net Income Per Common Share

        The calculation of basic net income per common share and diluted net income per common share is presented below:

	Year ended December 31,
	2009	2008	2007
Basic earnings per common share computation
Numerator:
Net income	$115,239	$84,847	$59,818

Net income available to stockholders	115,239	84,847	59,818

Denominator:
Basic average shares outstanding
Common stock and LP exchangeable units	42,552,716	41,652,783	41,551,207

Basic earnings per common share	$2.71	$2.04	$1.44

Diluted earnings per share computation
Numerator:
Net income	$115,239	$84,847	$59,818

Net income available to stockholders	115,239	84,847	59,818

Denominator:
Basic average shares outstanding	42,552,716	41,652,783	41,551,207
Incremental shares from assumed exercise of stock options and RSUs	1,071,084	1,477,999	1,595,674
Diluted average common shares outstanding	43,623,800	43,130,782	43,146,881

Diluted earnings per common share	$2.64	$1.97	$1.39

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Net Income Per Common Share (Continued)

        There were 65,500 and 35,500 potential common shares excluded from the calculation of diluted earnings per share for the years ended December 31, 2008 and 2007, respectively, because they were antidilutive.

17. Segment Information

        The Company is organized around two separately managed business units: healthcare transportation services and facility-based physician services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The facility-based physician services reportable segment provides outsourced physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker ("CODM") as he assesses the performance of the business units and decides how to allocate resources to the business units.

        Net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain on investments, interest expense, and depreciation and amortization ("Adjusted EBITDA") is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. Pre-tax income from continuing operations represents net revenue less direct operating expenses incurred within the

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

operating segments. The accounting policies for reported segments are the same as for the Company as a whole (see note 2 "Summary of Significant Accounting Policies").

	Year ended December 31,
	2009	2008	2007
Healthcare Transportation Services
Net revenue	$1,343,857	$1,401,801	$1,219,212
Income from operations	73,539	72,261	33,284
Adjusted EBITDA	124,709	129,933	92,725
Goodwill	172,867	175,563	150,765
Intangible assets, net	39,937	44,805	51,379
Total identifiable assets	730,956	789,180	870,845
Capital expenditures	$32,314	$22,586	$32,847
Facility-Based Physician Services
Net revenue	$1,225,828	$1,008,063	$887,781
Income from operations	139,597	95,960	99,295
Adjusted EBITDA	157,294	113,675	117,480
Goodwill	209,084	170,450	162,359
Intangible assets, net	62,717	31,336	30,338
Total identifiable assets	583,806	576,211	558,272
Capital expenditures	$3,680	$4,707	$751
Segment Totals
Net revenue	$2,569,685	$2,409,864	$2,106,993
Income from operations	213,136	168,221	132,579
Adjusted EBITDA	282,003	243,608	210,205
Goodwill	381,951	346,013	313,124
Intangible assets, net	102,654	76,141	81,717
Total identifiable assets	1,314,762	1,365,391	1,429,117
Capital expenditures	$35,994	$27,293	$33,598

        A reconciliation of Adjusted EBITDA to net income is as follows:

	Year ended December 31,
	2009	2008	2007
Adjusted EBITDA	$282,003	$243,608	$210,205
Depreciation and amortization expense	(64,351)	(68,980)	(70,483)
Interest expense	(40,996)	(42,087)	(46,948)
Realized gain on investments	2,105	2,722	245
Interest and other income	1,816	2,055	2,055
Loss on early debt extinguishment	—	(241)	—
Income tax expense	(65,685)	(52,530)	(36,104)
Equity in earnings of unconsolidated subsidiary	347	300	848

Net income	$115,239	$84,847	$59,818

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Year ended December 31,
	2009	2008	2007
Adjusted EBITDA	$282,003	$243,608	$210,205
Interest paid	(39,165)	(39,983)	(44,874)
Change in accounts receivable	18,742	27,618	(74,991)
Change in other operating assets/liabilities	42,675	(15,353)	5,868
Equity based compensation	3,979	2,476	1,727
Excess tax benefits from stock-based compensation	(17,448)	—	—
Other	(18,233)	(6,909)	(117)

Cash flows provided by operating activities	$272,553	$211,457	$97,818

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31:

	2009	2008
Segment total identifiable assets	$1,314,762	$1,365,391
Corporate cash	315,590	141,778
Other corporate assets	24,355	34,050

Total identifiable assets	$1,654,707	$1,541,219

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	2009	2008	2007
Segment total capital expenditures	$35,994	$27,293	$33,598
Corporate capital expenditures	8,734	4,795	4,737

Total capital expenditures	$44,728	$32,088	$38,335

18. Quarterly Financial Information (unaudited)

        Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 is as follows (in millions, except per share amounts):

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$613.0	$637.3	$665.1	$654.3
Income from operations	47.5	55.7	55.5	54.4
Net income	24.1	29.0	28.9	33.2
Basic earnings per share	0.57	0.69	0.67	0.77
Diluted earnings per share	0.56	0.67	0.66	0.75

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

18. Quarterly Financial Information (unaudited) (Continued)

2008	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$565.8	$571.1	$679.3	$593.7
Income from operations	34.9	36.3	54.9	42.1
Net income	17.0	18.3	28.6	20.9
Basic earnings per share	0.41	0.44	0.69	0.50
Diluted earnings per share	0.40	0.43	0.66	0.48

19. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
Balance at December 31, 2006	$699,400	$369,532	$1,068,932
Additions	2,524,339	1,027,732	3,552,071
Reductions	(2,391,001)	(965,344)	(3,356,345)

Balance at December 31, 2007	832,738	431,920	1,264,658
Additions	3,081,633	1,375,566	4,457,199
Reductions	(3,028,970)	(1,293,011)	(4,321,981)

Balance at December 31, 2008	885,401	514,475	1,399,876
Additions	4,071,279	1,762,517	5,833,796
Reductions	(3,955,395)	(1,704,977)	(5,660,372)

Balance at December 31, 2009	$1,001,285	$572,015	$1,573,300

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2009

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$317,538	$15,350	$—	$332,888
Insurance collateral	—	—	—	—	10,792	19,450	(5,256)	24,986
Trade and other accounts receivable, net	—	—	—	—	458,558	530	—	459,088
Parts and supplies inventory	—	—	—	—	22,270	—	—	22,270
Other current assets	—	—	—	—	19,650	12	—	19,662
Current deferred tax assets	—	—	—	—	2,489	3,834	—	6,323

Current assets	—	—	—	—	831,297	39,176	(5,256)	865,217

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	125,855	—	—	125,855
Intercompany receivable	—	—	268,220	185,153	—	—	(453,373)	—
Intangible assets, net	—	—	—	—	102,654	—	—	102,654
Non-current deferred tax assets	—	—	—	—	19,588	(6,120)	—	13,468
Insurance collateral	—	—	—	—	56,166	85,165	2,555	143,886
Goodwill	—	—	—	—	381,493	458	—	381,951
Other long-term assets	—	—	4,281	1,898	15,497	—	—	21,676
Investment and advances in subsidiaries	686,087	686,087	394,715	291,358	34,343	—	(2,092,590)	—

Assets	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$70,696	$63	$—	$70,759
Accrued liabilities	—	—	5,117	4,656	231,855	32,077	(1)	273,704
Current portion of long-term debt	—	—	1,447	650	2,579	—	—	4,676

Current liabilities	—	—	6,564	5,306	305,130	32,140	(1)	349,139

Long-term debt	—	—	264,891	182,777	1,586	—	—	449,254
Insurance reserves and other long-term liabilities	—	—	—	—	129,555	43,372	(2,700)	170,227
Intercompany payable	—	—	—	—	444,549	8,824	(453,373)	—

Liabilities	—	—	271,455	188,083	880,820	84,336	(456,074)	968,620

Equity:
Class A common stock	295	—	—	—	—	30	(30)	295
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	366,388	307,447	58,941	366,388	—	(1,099,164)	90,776
Additional paid-in capital	275,316	—	—	—	—	4,316	(4,316)	275,316
Retained earnings	319,042	319,042	88,261	230,781	319,028	28,080	(985,192)	319,042
Comprehensive income	657	657	53	604	657	1,917	(3,888)	657

Equity	686,087	686,087	395,761	290,326	686,073	34,343	(2,092,590)	686,087

Liabilities and Equity	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2008

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$140,452	$5,721	$—	$146,173
Insurance collateral	—	—	—	—	18,618	40,751	(4,317)	55,052
Trade and other accounts receivable, net	—	—	—	—	471,546	955	—	472,501
Parts and supplies inventory	—	—	—	—	21,160	—	—	21,160
Other current assets	—	—	—	—	28,339	39	—	28,378
Current deferred tax assets	—	—	—	—	88,076	3,834	—	91,910

Current assets	—	—	—	—	768,191	51,300	(4,317)	815,174

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	124,869	—	—	124,869
Intercompany receivable	11,067	113,400	268,581	185,250	—	—	(578,298)	—
Intangible assets, net	—	—	—	—	76,141	—	—	76,141
Non-current deferred tax assets	—	—	—	—	40,666	(4,315)	—	36,351
Insurance collateral	—	—	—	—	39,923	81,062	(1,341)	119,644
Goodwill	—	—	—	—	345,555	458	—	346,013
Other long-term assets	—	—	5,496	2,513	15,018	—	—	23,027
Investment and advances in subsidiaries	527,972	414,572	241,438	173,120	33,216	—	(1,390,318)	—

Assets	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$57,260	$58	$—	$57,318
Accrued liabilities	—	—	5,247	4,717	216,692	31,263	(1)	257,918
Current portion of long-term debt	—	—	1,590	715	2,600	—	—	4,905

Current liabilities	—	—	6,837	5,432	276,552	31,321	(1)	320,141
Long-term debt	—	—	266,194	183,363	4,043	—	—	453,600
Insurance and other long-term liabilities	—	—	—	—	175,623	58,473	(5,657)	228,439
Intercompany payable	—	—	—	—	572,803	5,495	(578,298)	—

Liabilities	—	—	273,031	188,795	1,029,021	95,289	(583,956)	1,002,180

Equity:
Class A common stock	96	—	—	—	—	30	(30)	96
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	212,361	325,761	189,394	22,967	212,361	—	(750,483)	212,361
Additional paid-in capital	124,370	—	—	—	—	4,316	(4,316)	124,370
Retained earnings	203,803	203,803	55,406	148,397	203,789	24,337	(635,732)	203,803
Comprehensive income (loss)	(1,592)	(1,592)	(2,316)	724	(1,592)	4,533	243	(1,592)

Equity	539,039	527,972	242,484	172,088	414,558	33,216	(1,390,318)	539,039

Liabilities and Equity	$539,039	$527,972	$515,515	$360,883	$1,443,579	$128,505	$(1,974,274)	$1,541,219

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2009

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,569,685	$28,480	$(28,480)	$2,569,685

Compensation and benefits	—	—	—	—	1,796,779	—	—	1,796,779
Operating expenses	—	—	—	—	334,328	—	—	334,328
Insurance expense	—	—	—	—	92,969	33,121	(28,480)	97,610
Selling, general and administrative expenses	—	—	—	—	63,481	—	—	63,481
Depreciation and amortization expense	—	—	—	—	64,351	—	—	64,351

Income (loss) from operations	—	—	—	—	217,777	(4,641)	—	213,136
Interest income from restricted assets	—	—	—	—	1,980	2,536	—	4,516
Interest expense	—	—	—	—	(40,996)	—	—	(40,996)
Realized gain on investments	—	—	—	—	—	2,105	—	2,105
Interest and other income	—	—	—	—	1,816	—	—	1,816

Income before income taxes	—	—	—	—	180,577	—	—	180,577
Income tax expense	—	—	—	—	(65,685)	—	—	(65,685)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	114,892	—	—	114,892
Equity in earnings of unconsolidated subsidiaries	115,239	115,239	32,856	82,383	347	—	(345,717)	347

Net income	$115,239	$115,239	$32,856	$82,383	$115,239	$—	$(345,717)	$115,239

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2008

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,409,864	$37,322	$(37,322)	$2,409,864

Compensation and benefits	—	—	—	—	1,637,425	—	—	1,637,425
Operating expenses	—	—	—	—	383,359	—	—	383,359
Insurance expense	—	—	—	—	75,682	43,861	(37,322)	82,221
Selling, general and administrative expenses	—	—	—	—	69,658	—	—	69,658
Depreciation and amortization expense	—	—	—	—	68,980	—	—	68,980
Restructuring charge	—	—	—	—	—	—	—	—

Income (loss) from operations	—	—	—	—	174,760	(6,539)	—	168,221
Interest income from restricted assets	—	—	—	—	2,590	3,817	—	6,407
Interest expense	—	—	—	—	(42,087)	—	—	(42,087)
Realized gain on investments	—	—	—	—	—	2,722	—	2,722
Interest and other income	—	—	—	—	2,055	—	—	2,055
Loss on early debt extinguishment	—	—	—	—	(241)	—	—	(241)

Income before income taxes	—	—	—	—	137,077	—	—	137,077
Income tax expense	—	—	—	—	(52,530)	—	—	(52,530)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	84,547	—	—	84,547
Equity in earnings of unconsolidated subsidiaries	84,847	84,847	31,623	53,224	300	—	(254,541)	300

Net income	$84,847	$84,847	$31,623	$53,224	$84,847	$—	$(254,541)	$84,847

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,106,993	$36,778	$(36,778)	$2,106,993

Compensation and benefits	—	—	—	—	1,455,970	—	—	1,455,970
Operating expenses	—	—	—	—	317,518	—	—	317,518
Insurance expense	—	—	—	—	61,801	41,285	(36,778)	66,308
Selling, general and administrative expenses	—	—	—	—	61,893	—	—	61,893
Depreciation and amortization expense	—	—	—	—	70,483	—	—	70,483
Restructuring charge	—	—	—	—	2,242	—	—	2,242

Income (loss) from operations	—	—	—	—	137,086	(4,507)	—	132,579
Interest income from restricted assets	—	—	—	—	2,881	4,262	—	7,143
Interest expense	—	—	—	—	(46,948)	—	—	(46,948)
Realized gain on investments	—	—	—	—	—	245	—	245
Interest and other income	—	—	—	—	2,055	—	—	2,055

Income before income taxes	—	—	—	—	95,074	—	—	95,074
Income tax expense	—	—	—	—	(36,104)	—	—	(36,104)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	58,970	—	—	58,970
Equity in earnings of unconsolidated subsidiaries	59,818	59,818	6,209	53,609	848	—	(179,454)	848

Net income	$59,818	$59,818	$6,209	$53,609	$59,818	$—	$(179,454)	$59,818

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2009

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$278,710	$(6,157)	$272,553

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(44,728)	—	(44,728)
Proceeds from sale of property, plant and equipment	—	—	—	—	120	—	120
Acquisition of businesses, net of cash received	—	—	—	—	(75,612)	—	(75,612)
Net change in insurance collateral	—	—	—	—	(11,375)	15,786	4,411
Net change in deposits and other assets	—	—	—	—	(820)	—	(820)

Net cash (used in) provided by investing activities	—	—	—	—	(132,415)	15,786	(116,629)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	10,515	—	—	—	—	—	10,515
Excess tax benefits from stock-based compensation	—	—	—	—	17,448	—	17,448
Repayments of capital lease obligations and other debt	—	—	—	—	(5,109)	—	(5,109)
Increase in bank overdrafts	—	—	—	—	7,937	—	7,937
Net intercompany borrowings (payments)	(10,515)	—	—	—	10,515	—	—

Net cash provided by financing activities	—	—	—	—	30,791	—	30,791

Change in cash and cash equivalents	—	—	—	—	177,086	9,629	186,715
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173

Cash and cash equivalents, end of period	$—	$—	$—	$—	$317,538	$15,350	$332,888

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2008

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$203,400	$8,057	$211,457

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(32,088)	—	(32,088)
Proceeds from sale of property, plant and equipment	—	—	—	—	408	—	408
Acquisition of businesses, net of cash received	—	—	—	—	(55,825)	—	(55,825)
Net change in insurance collateral	—	—	—	—	15,707	(6,263)	9,444
Net change in deposits and other assets	—	—	—	—	3,116	—	3,116

Net cash used in investing activities	—	—	—	—	(68,682)	(6,263)	(74,945)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	2,423	—	—	—	—	—	2,423
Repayments of capital lease obligations and other debt	—	—	—	—	(39,230)	—	(39,230)
Increase in bank overdrafts	—	—	—	—	3,554	—	3,554
Borrowings under revolving credit facility	—	—	—	—	14,000	—	14,000
Net intercompany borrowings (payments)	(2,423)	—	—	—	2,423	—	—

Net cash used in financing activities	—	—	—	—	(19,253)	—	(19,253)

Change in cash and cash equivalents	—	—	—	—	115,465	1,794	117,259
Cash and cash equivalents, beginning of period	—	—	—	—	24,987	3,927	28,914

Cash and cash equivalents, end of period	$—	$—	$—	$—	$140,452	$5,721	$146,173

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$91,563	$6,255	$97,818

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(38,335)	—	(38,335)
Proceeds from sale of property, plant and equipment	—	—	—	—	359	—	359
Acquisition of businesses, net of cash received	—	—	—	—	(75,648)		(75,648)
Net change in insurance collateral	—	—	—	—	13,207	(2,335)	10,872
Net change in deposits and other assets	—	—	—	—	2,526	—	2,526

Net cash used in investing activities	—	—	—	—	(97,891)	(2,335)	(100,226)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	383	—	—	—	—	—	383
Repayments of capital lease obligations and other debt	—	—	—	—	(76,033)	—	(76,033)
Borrowings under revolving credit facility	—	—	—	—	70,300	—	70,300
Decrease in bank overdrafts	—	—	—	—	(2,664)	—	(2,664)
Net intercompany borrowings (payments)	(383)	—	—	—	383	—	—

Net cash used in financing activities	—	—	—	—	(8,014)	—	(8,014)

Change in cash and cash equivalents	—	—	—	—	(14,342)	3,920	(10,422)
Cash and cash equivalents, beginning of period	—	—	—	—	39,329	7	39,336

Cash and cash equivalents, end of period	$—	$—	$—	$—	$24,987	$3,927	$28,914