Form 10-Q
period 2010-03-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2010-05-04
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Shares of class A common stock outstanding at April 29, 2010 — 30,129,904; shares of class B common stock outstanding at April 29, 2010 — 65,052; LP exchangeable units outstanding at April 29, 2010 — 13,724,676.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended March 31,

	2010	2009
Net revenue	$679,354	$613,022
Compensation and benefits	480,317	426,534
Operating expenses	86,529	84,672
Insurance expense	22,070	22,504
Selling, general and administrative expenses	16,858	15,036
Depreciation and amortization expense	16,180	16,768
Income from operations	57,400	47,508
Interest income from restricted assets	855	1,266
Interest expense	(8,266)	(10,190)
Realized gain on investments	92	639
Interest and other income	265	517
Income before income taxes and equity in earnings of unconsolidated subsidiary	50,346	39,740
Income tax expense	(19,410)	(15,726)
Income before equity in earnings of unconsolidated subsidiary	30,936	24,014
Equity in earnings of unconsolidated subsidiary	94	57
Net income	31,030	24,071
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	442	(1,157)
Unrealized gains on derivative financial instruments	478	351
Comprehensive income	$31,950	$23,265

Basic earnings per common share	$0.71	$0.57
Diluted earnings per common share	$0.70	$0.56
Weighted average common shares outstanding, basic	43,571,705	41,924,218
Weighted average common shares outstanding, diluted	44,534,858	43,094,597

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$381,055	$332,888
Insurance collateral	26,127	24,986
Trade and other accounts receivable, net	456,897	459,088
Parts and supplies inventory	22,467	22,270
Prepaids and other current assets	23,050	19,662
Current deferred tax assets	6,090	6,323
Total current assets	915,686	865,217
Non-current assets:
Property, plant and equipment, net	122,556	125,855
Intangible assets, net	128,448	102,654
Non-current deferred tax assets	13,508	13,468
Insurance collateral	140,821	143,886
Goodwill	351,979	381,951
Other long-term assets	23,044	21,676
Total assets	$1,696,042	$1,654,707
Liabilities and Equity
Current liabilities:
Accounts payable	$68,417	$70,759
Accrued liabilities	262,289	273,704
Current portion of long-term debt	5,368	4,676
Total current liabilities	336,074	349,139
Long-term debt	448,610	449,254
Insurance reserves and other long-term liabilities	177,234	170,227
Total liabilities	961,918	968,620
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 30,126,263 and 29,541,411 issued and outstanding in 2010 and 2009, respectively)	301	295
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 65,052 issued and outstanding in 2010 and 2009)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010 and 2009)	—	—
LP exchangeable units (13,724,676 shares issued and outstanding in 2010 and 2009)	90,776	90,776
Additional paid-in capital	291,397	275,316
Retained earnings	350,072	319,042
Accumulated other comprehensive income	1,577	657
Total equity	734,124	686,087
Total liabilities and equity	$1,696,042	$1,654,707

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$31,030	$24,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,687	17,080
Loss (gain) on disposal of property, plant and equipment	44	(2)
Equity-based compensation expense	1,104	650
Excess tax benefits from stock-based compensation	(10,581)	—
Equity in earnings of unconsolidated subsidiary	(94)	(57)
Dividends received	403	713
Deferred income taxes	(133)	14,595
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	2,191	(2,625)
Parts and supplies inventory	(162)	(20)
Prepaids and other current assets	(3,388)	(7,840)
Accounts payable and accrued liabilities	6,006	(8,500)
Insurance accruals	1,478	3,877
Net cash provided by operating activities	44,585	41,942
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(6,516)	(7,207)
Proceeds from sale of property, plant and equipment	42	21
Acquisition of businesses, net of cash received	(3,300)	—
Net change in insurance collateral	2,366	13,310
Other investing activities	290	(670)
Net cash (used in) provided by investing activities	(7,118)	5,454
Cash Flows from Financing Activities
EMSC issuance of class A common stock	4,402	898
Repayments of capital lease obligations and other debt	(1,184)	(1,159)
Excess tax benefits from stock-based compensation	10,581	—
Net change in bank overdrafts	(3,099)	840
Net cash provided by financing activities	10,700	579
Change in cash and cash equivalents	48,167	47,975
Cash and cash equivalents, beginning of period	332,888	146,173
Cash and cash equivalents, end of period	$381,055	$194,148

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.              General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc. (“AMR”), its healthcare transportation services segment, and EmCare Holdings Inc. (“EmCare”), its facility-based physician services segment.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three months ended March 31, 2010 and 2009, the Company expensed $250 in respect of this fee.

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

The Company’s most recent actuarial valuation was completed in March 2010. As a result of this and previous actuarial valuations, the Company recorded a decrease in its provisions for insurance liabilities of approximately $2.8 million in the three months ended March 31, 2010 compared to an increase of $0.7 million during the same period in 2009 related to reserves for losses in prior years.

The long-term portion of insurance reserves was $150.2 million and $143.6 million as of March 31, 2010 and December 31, 2009, respectively.

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

	March 31, 2010	December 31, 2009
Gross trade accounts receivable	$1,973,460	$1,955,152
Allowance for contractual discounts	1,026,073	1,001,285
Allowance for uncompensated care	569,385	572,015
Net trade accounts receivable	378,002	381,852
Other receivables, net	78,895	77,236
Net accounts receivable	$456,897	$459,088

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended March 31,
	2010	2009
Gross revenue	100.0%	100.0%
Provision for contractual discounts	52.1%	47.9%
Revenue net of contractual discounts	47.9%	52.1%
Provision for uncompensated care as a percentage of gross revenue	18.8%	19.6%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	39.2%	37.7%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, on determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three month periods ended March 31, 2010 and 2009.

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

As of March 31, 2010, the Company holds 68.7% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company’s own assumptions about the fair value of the asset or liability.

The following table summarizes the valuation of EMSC’s financial instruments as of March 31, 2010 by the above fair value hierarchy levels:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$83,548	$69,151	$14,397	$—
Derivatives	$520	$—	$520	$—

The Company also estimates the fair value of its fixed rate, senior subordinated notes based on quoted market prices.  The estimated fair value of the senior subordinated notes at March 31, 2010 was approximately $263 million with a carrying value of $250 million.

3.                 Acquisitions

During the three months ended March 31, 2010, the Company made a purchase price allocation adjustment related to the acquisition of the management services entity of Pinnacle Anesthesia Consultants, P.A. and Pinnacle Consultants Mid-Atlantic, L.L.C. (together, the “Pinnacle Acquisition”) which closed in December 2009.  Based on an independent valuation analysis performed, $31.1 million was reclassified from goodwill to intangible assets, and, as a result, an adjustment was also made to amortization expense.

4.                 Accrued Liabilities

Accrued liabilities were as follows at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Accrued wages and benefits	$106,977	$92,721
Accrued paid time-off	26,473	24,290
Current portion of self-insurance reserves	57,717	62,832
Accrued restructuring	175	181
Current portion of compliance and legal	3,432	2,814
Accrued billing and collection fees	3,674	4,093
Accrued profit sharing	14,714	34,000
Accrued interest	3,510	9,773
Accrued income taxes payable	7,402	5,454
Other	38,215	37,546
Total accrued liabilities	$262,289	$273,704

5.              Long-Term Debt

Long-term debt consisted of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Senior subordinated notes due 2015	$250,000	$250,000
Senior secured term loan due 2012 (2.23% at March 31, 2010)	199,240	199,765
Notes due at various dates from 2010 to 2022 with interest rates from 6% to 8%	2,256	1,249
Capital lease obligations due at various dates from 2010 to 2018 (see note 7)	2,482	2,916
	453,978	453,930
Less current portion	(5,368)	(4,676)
Total long-term debt	$448,610	$449,254

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

At March 31, 2010, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $2.88 to $3.15 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 4.4 million gallons, which represents approximately 33% of the Company’s total estimated usage over the hedge period, and are spread over periods from April 2010 through June 2011.  As of March 31, 2010, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $0.5 million, compared to $0.2 million as of December 31, 2009. The net additional payments made or received under these hedge agreements resulted in an increase in operating expenses of less than $0.1 million during the three months ended March 31, 2010.

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

Forward Purchase Commitment

Beginning in March 2009, AMR entered into a series of forward purchase contracts which fix the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010. For the three months ending June 30, 2010, the Company is under contract to purchase 50,000 gallons of diesel fuel per month at $2.99 per gallon. These forward purchase contracts represent approximately 6% of the Company’s total monthly diesel fuel usage. Based on the terms of the contracts, the Company has concluded they do not qualify as derivatives. There was no material impact to operating expenses related to these contracts during the three months ended March 31, 2010.

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

In December 2006, AMR received a subpoena from the Department of Justice.  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena. The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government and provided its response. The Company does not believe the identified claims will result in a material adverse effect on the financial condition or results of operations of EMSC.

Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California,

County of Los Angeles.  The Banta and Karapetian cases have been coordinated with the Bartoni case in the Superior Court for the State of California, County of Alameda.  At the present time, the courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

The Company is involved in other litigation arising in the ordinary course of business.  Management believes the outcome of these legal proceedings will not have a material adverse effect on its financial condition, results of operations or liquidity.

8.              Equity Based Compensation

The Company’s stock options are valued using the Black-Scholes valuation method on the date of grant.  Equity based compensation has been issued under the plans described below.

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable; these performance measures were satisfied during the first quarter of 2009 with respect to the options granted in first quarter of 2005, and in the first quarter of 2010 for the balance of the options under the Equity Option Plan.  As the vesting period for these shares was completed during the first quarter of 2009, the Company did not record a compensation charge for the three months ended March 31, 2010.  A compensation charge of $97 was recorded for the three months ended March 31, 2009.  Options are no longer granted under the Equity Option Plan, but rather under the Company’s Amended and Restated 2007 Long-Term Incentive Plan described below.

Long-Term Incentive Plan

The Company’s original 2007 Long-Term Incentive Plan was approved by stockholders in May 2007 and an Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2008.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.  Options granted under the Plan vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years.  In addition, for options granted under the plan prior to January 1, 2009, certain performance measures were required to be met for 50% of certain of these options to become exercisable; these performance measures were satisfied during the first quarter of 2010.

The Company granted options under the Plan to key employees during the three months ended March 31, 2010.  The options permit employees to purchase an aggregate of 75,000 shares of class A common stock at a weighted average exercise price of $52.06 per share, vest ratably over a period of 4 years from the date of grant and have a maximum term of ten years.

The Company recorded a compensation charge of $979 and $428 during the three months ended March 31, 2010 and 2009, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $100 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting.  In connection with this plan, the Company granted 3,018 RSUs per director in 2009.  As described above, RSU grants in 2010 pursuant to this plan will be made following the annual stockholder meeting to be held in the second quarter of 2010.  The Company expensed $125 for the three months ended March 31, 2010 and 2009.

9.              Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and facility-based physician services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

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

	Quarter ended March 31,
	2010	2009
Healthcare Transportation Services
Net revenue	$336,962	$336,446
Segment Adjusted EBITDA	32,402	33,888
Facility-Based Physician Services
Net revenue	342,392	276,576
Segment Adjusted EBITDA	42,033	31,654
Total
Total net revenue	679,354	613,022
Total Adjusted EBITDA	74,435	65,542
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$74,435	$65,542
Depreciation and amortization expense	(16,180)	(16,768)
Interest expense	(8,266)	(10,190)
Realized gain on investments	92	639
Interest and other income	265	517
Income tax expense	(19,410)	(15,726)
Equity in earnings of unconsolidated subsidiary	94	57
Net income	$31,030	$24,071

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended March 31,
	2010	2009
Adjusted EBITDA	$74,435	$65,542
Interest paid	(7,759)	(9,877)
Change in accounts receivable	2,191	(2,625)
Change in other operating assets/liabilities	3,934	(12,483)
Equity based compensation	1,104	650
Excess tax benefits from stock-based compensation	(10,581)	—
Income tax expense, net of change in deferred taxes	(19,543)	(1,131)
Other	804	1,866
Cash flows provided by operating activities	$44,585	$41,942

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

Consolidating Statement of Operations

For the quarter ended March 31, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$679,354	$7,238	$(7,238)	$679,354
Compensation and benefits	—	—	—	—	480,317	—	—	480,317
Operating expenses	—	—	—	—	86,529	—	—	86,529
Insurance expense	—	—	—	—	21,467	7,841	(7,238)	22,070
Selling, general and administrative expenses	—	—	—	—	16,858	—	—	16,858
Depreciation and amortization expense	—	—	—	—	16,180	—	—	16,180
Income (loss) from operations	—	—	—	—	58,003	(603)	—	57,400
Interest income from restricted assets	—	—	—	—	344	511	—	855
Interest expense	—	—	—	—	(8,266)	—	—	(8,266)
Realized gain on investments	—	—	—	—	—	92	—	92
Interest and other income	—	—	—	—	265	—	—	265
Income before income taxes	—	—	—	—	50,346	—	—	50,346
Income tax expense	—	—	—	—	(19,410)	—	—	(19,410)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	30,936	—	—	30,936
Equity in earnings of unconsolidated subsidiaries	31,030	31,030	10,285	20,744	94	—	(93,089)	94
Net income	$31,030	$31,030	$10,285	$20,744	$31,030	$—	$(93,089)	$31,030

Consolidating Statement of Operations

For the quarter ended March 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$613,022	$6,883	$(6,883)	$613,022
Compensation and benefits	—	—	—	—	426,534	—	—	426,534
Operating expenses	—	—	—	—	84,672	—	—	84,672
Insurance expense	—	—	—	—	21,154	8,233	(6,883)	22,504
Selling, general and administrative expenses	—	—	—	—	15,036	—	—	15,036
Depreciation and amortization expense	—	—	—	—	16,768	—	—	16,768
Income (loss) from operations	—	—	—	—	48,858	(1,350)	—	47,508
Interest income from restricted assets	—	—	—	—	555	711	—	1,266
Interest expense	—	—	—	—	(10,190)	—	—	(10,190)
Realized gain on investments	—	—	—	—	—	639	—	639
Interest and other income	—	—	—	—	517	—	—	517
Income before income taxes	—	—	—	—	39,740	—	—	39,740
Income tax expense	—	—	—	—	(15,726)	—	—	(15,726)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	24,014	—	—	24,014
Equity in earnings of unconsolidated subsidiaries	24,071	24,071	9,344	14,728	57	—	(72,214)	57
Net income	$24,071	$24,071	$9,344	$14,728	$24,071	$—	$(72,214)	$24,071

Consolidating Balance Sheet

As of March 31, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$365,695	$15,360	$—	$381,055
Insurance collateral	—	—	—	—	10,367	20,841	(5,081)	26,127
Trade and other accounts receivable, net	—	—	—	—	456,256	641	—	456,897
Parts and supplies inventory	—	—	—	—	22,467	—	—	22,467
Prepaids and other current assets	—	—	—	—	21,156	1,894	—	23,050
Current deferred tax assets	—	—	—	—	2,256	3,834	—	6,090
Current assets	—	—	—	—	878,197	42,570	(5,081)	915,686
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	122,556	—	—	122,556
Intercompany receivable	—	—	264,803	181,915	—	—	(446,718)	—
Intangible assets, net	—	—	—	—	128,448	—	—	128,448
Non-current deferred tax assets	—	—	—	—	19,628	(6,120)	—	13,508
Insurance collateral	—	—	—	—	57,227	81,039	2,555	140,821
Goodwill	—	—	—	—	351,521	458	—	351,979
Other long-term assets	—	—	4,114	1,932	16,998	—	—	23,044
Investment and advances in subsidiaries	734,124	734,124	413,281	320,829	33,227	—	(2,235,585)	—
Assets	$734,124	$734,124	$682,198	$504,676	$1,607,802	$117,947	$(2,684,829)	$1,696,042
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$68,325	$92	$—	$68,417
Accrued liabilities	—	—	1,895	1,615	231,860	28,170	(1,251)	262,289
Current portion of long-term debt	—	—	1,447	650	3,271	—	—	5,368
Current liabilities	—	—	3,342	2,265	303,456	28,262	(1,251)	336,074
Long-term debt	—	—	264,529	182,614	1,467	—	—	448,610
Insurance reserves and other long-term liabilities	—	—	—	—	130,875	47,634	(1,275)	177,234
Intercompany payable	—	—	—	—	437,894	8,824	(446,718)	—
Liabilities	—	—	267,871	184,879	873,692	84,720	(449,244)	961,918
Equity:
Class A common stock	301	—	—	—	—	30	(30)	301
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	382,475	315,491	66,984	382,475	—	(1,147,425)	90,776
Additional paid-in capital	291,397	—	—	—	—	4,316	(4,316)	291,397
Retained earnings	350,072	350,072	98,544	251,528	350,058	26,522	(1,076,724)	350,072
Comprehensive income	1,577	1,577	292	1,285	1,577	2,359	(7,090)	1,577
Equity	734,124	734,124	414,327	319,797	734,110	33,227	(2,235,585)	734,124
Liabilities and Equity	$734,124	$734,124	$682,198	$504,676	$1,607,802	$117,947	$(2,684,829)	$1,696,042

Consolidating Balance Sheet

As of December 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$317,538	$15,350	$—	$332,888
Insurance collateral	—	—	—	—	10,792	19,450	(5,256)	24,986
Trade and other accounts receivable, net	—	—	—	—	458,558	530	—	459,088
Parts and supplies inventory	—	—	—	—	22,270	—	—	22,270
Prepaids and other current assets	—	—	—	—	19,650	12	—	19,662
Current deferred tax assets	—	—	—	—	2,489	3,834	—	6,323
Current assets	—	—	—	—	831,297	39,176	(5,256)	865,217
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	125,855	—	—	125,855
Intercompany receivable	—	—	268,220	185,153	—	—	(453,373)	—
Intangible assets, net	—	—	—	—	102,654	—	—	102,654
Non-current deferred tax assets	—	—	—	—	19,588	(6,120)	—	13,468
Insurance collateral	—	—	—	—	56,166	85,165	2,555	143,886
Goodwill	—	—	—	—	381,493	458	—	381,951
Other long-term assets	—	—	4,281	1,898	15,497	—	—	21,676
Investment and advances in subsidiaries	686,087	686,087	394,715	291,358	34,343	—	(2,092,590)	—
Assets	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$70,696	$63	$—	$70,759
Accrued liabilities	—	—	5,117	4,656	231,855	32,077	(1)	273,704
Current portion of long-term debt	—	—	1,447	650	2,579	—	—	4,676
Current liabilities	—	—	6,564	5,306	305,130	32,140	(1)	349,139
Long-term debt	—	—	264,891	182,777	1,586	—	—	449,254
Insurance reserves and other long-term liabilities	—	—	—	—	129,555	43,372	(2,700)	170,227
Intercompany payable	—	—	—	—	444,549	8,824	(453,373)	—
Liabilities	—	—	271,455	188,083	880,820	84,336	(456,074)	968,620
Equity:
Class A common stock	295	—	—	—	—	30	(30)	295
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	366,388	307,447	58,941	366,388	—	(1,099,164)	90,776
Additional paid-in capital	275,316	—	—	—	—	4,316	(4,316)	275,316
Retained earnings	319,042	319,042	88,261	230,781	319,028	28,080	(985,192)	319,042
Comprehensive income	657	657	53	604	657	1,917	(3,888)	657
Equity	686,087	686,087	395,761	290,326	686,073	34,343	(2,092,590)	686,087
Liabilities and Equity	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$47,576	$(2,991)	$44,585
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(6,516)	—	(6,516)
Proceeds from sale of property, plant and equipment	—	—	—	—	42	—	42
Acquisition of businesses, net of cash received	—	—	—	—	(3,300)	—	(3,300)
Net change in insurance collateral	—	—	—	—	(635)	3,001	2,366
Net change in deposits and other assets	—	—	—	—	290	—	290
Net cash (used in) provided by investing activities	—	—	—	—	(10,119)	3,001	(7,118)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	4,402	—	—	—	—	—	4,402
Repayments of capital lease obligations and other debt	—	—	—	—	(1,184)	—	(1,184)
Excess tax benefits from share-based compensation	—	—	—	—	10,581	—	10,581
Increase in bank overdrafts	—	—	—	—	(3,099)	—	(3,099)
Net intercompany borrowings (payments)	(4,402)	—	—	—	4,402	—	—
Net cash provided by financing activities	—	—	—	—	10,700	—	10,700
Change in cash and cash equivalents	—	—	—	—	48,157	10	48,167
Cash and cash equivalents, beginning of period	—	—	—	—	317,538	15,350	332,888
Cash and cash equivalents, end of period	$—	$—	$—	$—	$365,695	$15,360	$381,055

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$42,976	$(1,034)	$41,942
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(7,207)	—	(7,207)
Proceeds from sale of property, plant and equipment	—	—	—	—	21	—	21
Net change in insurance collateral	—	—	—	—	1,365	11,945	13,310
Net change in deposits and other assets	—	—	—	—	(670)	—	(670)
Net cash provided by (used in) investing activities	—	—	—	—	(6,491)	11,945	5,454
Cash Flows from Financing Activities
EMSC issuance of class A common stock	898	—	—	—	—	—	898
Repayments of capital lease obligations and other debt	—	—	—	—	(1,159)	—	(1,159)
Net change in bank overdrafts	—	—	—	—	840	—	840
Net intercompany borrowings (payments)	(898)	—	—	—	898	—	—
Net cash provided by financing activities	—	—	—	—	579	—	579
Change in cash and cash equivalents	—	—	—	—	37,064	10,911	47,975
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173
Cash and cash equivalents, end of period	$—	$—	$—	$—	$177,516	$16,632	$194,148

11.         Subsequent Events

The Company’s management has evaluated events subsequent to March 31, 2010 through the issue date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

On April 8, 2010, the Company completed the financing of new senior secured credit facilities consisting of a $425 million term loan and a $150 million revolving credit facility.  The term loan bears interest at LIBOR, plus a margin of 3.00%, and requires quarterly principal repayments until maturity in 2015.  The revolving facility bears interest at LIBOR, plus a margin of 3.00%, and is repayable at maturity in 2015. The senior secured credit facilities can be expanded and the interest rate margins stepped down to 2.75% upon achieving certain leverage ratios.  Substantially all of EMS LP’s assets are pledged as collateral under the new senior secured credit facilities.

On April 28, 2010, the Company entered into an agreement for the acquisition of V.I.P. Professional Services, Inc., the parent of Gold Coast Ambulance Service, which provides emergency and non-emergency ambulance services in southwest Ventura County, California. Also on April 28, 2010, an affiliate of the Company entered into an agreement for the acquisition of professional corporations which provide anesthesiology services and are related to Clinical Partners Management Company, an existing subsidiary of the Company. These transactions are subject to customary closing conditions.

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

This Report should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 19, 2010.

Company Overview

We are a leading provider of emergency medical services and facility-based physician services in the United States. We operate our business and market our services under the AMR and EmCare brands.  AMR, over its more than 50 years of operating history, is a leading provider of ground and fixed-wing ambulance services in the United States based on net revenue and number of transports.  EmCare, over its more than 35 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups.  Through EmCare, we provide facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology, and teleradiology programs.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the quarters ended March 31, 2010 and 2009.  In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Net Revenue		Percentage of Total Volume
	Q1 2010	Q1 2009	Q1 2010	Q1 2009
Medicare	22.1%	23.8%	25.0%	25.9%
Medicaid	5.0%	4.5%	12.2%	10.8%
Commercial insurance and managed care	49.6%	49.8%	42.8%	42.2%
Self-pay	4.2%	4.1%	20.0%	21.1%
Fees and subsidies	19.1%	17.8%	—	—
Total	100.0%	100.0%	100.0%	100.0%

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 88% of AMR’s net revenue for the three months ended March 31, 2010 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and that we weight in certain analyses) and net revenue per transport.

The change from period to period in the number of transports is influenced by changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses and markets AMR has exited.

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

Our AMR business segment requires various investments in long-term assets and depreciation expense relates primarily to charges for usage of these assets, including vehicles, computer hardware and software, equipment, and other technologies.  Amortization expense relates primarily to intangibles recorded for customer relationships.

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2010, approximately 81% was derived from our hospital contracts for emergency department staffing and approximately 19% was derived from hospitalist, anesthesiology, radiology, teleradiology and other hospital management services. Approximately 77% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 23% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters (segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses), net revenue per patient encounter, and number of contracts.

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

Our EmCare business segment is less capital intensive than AMR, and EmCare’s depreciation expense relates primarily to charges for usage of computer hardware and software, and other technologies. Amortization expense relates primarily to intangibles recorded for customer relationships.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 9.6% and 8.0% of AMR’s operating expenses for the three months ended March 31, 2010 and 2009, respectively.  Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis were less than 1% of net revenue for the three month periods ended March 31, 2010 and 2009.

Results of Operations

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2010 and 2009 for EMSC and our two operating segments.

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

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended March 31, 2010		Quarter ended March 31, 2009
		% of net		% of net
		revenue		revenue
Net revenue	$679,354	100.0%	$613,022	100.0%
Compensation and benefits	480,317	70.7	426,534	69.6
Operating expenses	86,529	12.7	84,672	13.8
Insurance expense	22,070	3.2	22,504	3.7
Selling, general and administrative expenses	16,858	2.5	15,036	2.5
Interest income from restricted assets	(855)	(0.1)	(1,266)	(0.2)
Adjusted EBITDA	74,435	11.0	65,542	10.7
Depreciation and amortization expenses	(16,180)	(2.4)	(16,768)	(2.7)
Interest expense	(8,266)	(1.2)	(10,190)	(1.7)
Realized gain on investments	92	0.0	639	0.1
Interest and other income	265	0.0	517	0.1
Income tax expense	(19,410)	(2.9)	(15,726)	(2.6)
Equity in earnings of unconsolidated subsidiary	94	0.0	57	0.0
Net income	$31,030	4.6%	$24,071	3.9%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Quarter ended March 31,
	2010	2009
Adjusted EBITDA	$74,435	$65,542
Interest paid	(7,759)	(9,877)
Change in accounts receivable	2,191	(2,625)
Change in other operating assets/liabilities	3,934	(12,483)
Equity based compensation	1,104	650
Excess tax benefits from stock-based compensation	(10,581)	—
Income tax expense, net of change in deferred taxes	(19,543)	(1,131)
Other	804	1,866
Cash flows provided by operating activities	$44,585	$41,942

 Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended March 31, 2010		Quarter ended March 31, 2009
		% of net		% of net
		Revenue		revenue
Net revenue	$336,962	100.0%	$336,446	100.0%
Compensation and benefits	208,351	61.8	208,274	61.9
Operating expenses	75,639	22.4	74,535	22.2
Insurance expense	11,185	3.3	11,088	3.3
Selling, general and administrative expenses	9,729	2.9	9,216	2.7
Interest income from restricted assets	(344)	(0.1)	(555)	(0.2)
Adjusted EBITDA	32,402	9.6	33,888	10.1
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	32,402	9.6	33,888	10.1
Depreciation and amortization expenses	(11,234)	(3.3)	(12,706)	(3.8)
Interest income from restricted assets	(344)	(0.1)	(555)	(0.2)
Income from operations	$20,824	6.2%	$20,627	6.1%

EmCare

	Quarter ended March 31, 2010		Quarter ended March 31, 2009
		% of net		% of net
		revenue		revenue
Net revenue	$342,392	100.0%	$276,576	100.0%
Compensation and benefits	271,966	79.4	218,260	78.9
Operating expenses	10,890	3.2	10,137	3.7
Insurance expense	10,885	3.2	11,416	4.1
Selling, general and administrative expenses	7,129	2.1	5,820	2.1
Interest income from restricted assets	(511)	(0.1)	(711)	(0.3)
Adjusted EBITDA	42,033	12.3	31,654	11.4
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	42,033	12.3	31,654	11.4
Depreciation and amortization expenses	(4,946)	(1.4)	(4,062)	(1.5)
Interest income from restricted assets	(511)	(0.1)	(711)	(0.3)
Income from operations	$36,576	10.7%	$26,881	9.7%

Quarter ended March 31, 2010 compared to the quarter ended March 31, 2009

Consolidated

Our results for the three months ended March 31, 2010 reflect an increase in net revenue of $66.3 million and an increase in net income of $7.0 million compared to the three months ended March 31, 2009.  The increase in net income was attributable primarily to an increase in Adjusted EBITDA of $8.9 million and a decrease in interest expense of $1.9 million, partially offset by an increase in income tax expense of $3.7 million.  Basic and diluted earnings per share were $0.71 and $0.70, respectively, for the three months ended March 31, 2010.  Basic and diluted earnings per share were $0.57 and $0.56, respectively, for the three months ended March 31, 2009.

Net revenue. For the three months ended March 31, 2010, we generated net revenue of $679.4 million compared to net revenue of $613.0 million for the three months ended March 31, 2009, representing an increase of 10.8%.  The increase was attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $74.4 million, or 11.0% of net revenue, for the three months ended March 31, 2010 compared to $65.5 million, or 10.7% of net revenue for the three months ended March 31, 2009.

Interest expense. Interest expense for the three months ended March 31, 2010 was $8.3 million compared to $10.2 million for the three months ended March 31, 2009.  The decrease was due to reduced interest rates on our variable rate debt caused by the expiration of our interest rate swap agreement in December 2009. The agreement converted $200 million of our variable rate debt to fixed rate debt.

Income tax expense. Income tax expense increased by $3.7 million for the three months ended March 31, 2010 compared to the same period in 2009.  Our effective tax rate for the three months ended March 31, 2010 was 38.6% and was 39.5% for the same period in 2009.

AMR

Net revenue. Net revenue for the three months ended March 31, 2010 was $337.0 million, an increase of $0.5 million, or 0.2%, from $336.4 million for the same period in 2009. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 2.6%, or $8.7 million, partially offset by a decrease of 2.4%, or $8.2 million, in weighted transport volume.  Net revenue per transport increased 1.9% from rate increases and 0.7% from growth in our managed transportation business. Weighted transports decreased 17,800 from the same quarter last year.  The change was due to a decrease in weighted transport volume in existing markets of 2.1% resulting from a mild flu season in the first quarter of 2010 and a decrease of 6,300 weighted transports from the exit of certain markets, partially offset by 4,000 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the three months ended March 31, 2010 were $208.4 million, or 61.8% of net revenue, compared to $208.3 million, or 61.9% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 4.5%, or $5.0 million attributable primarily to annual wage rate increases.  Ambulance unit hours decreased period over period by 3.7%, or $4.3 million, due primarily to the reduction in volume in existing markets and increased efficiency in our ambulance unit hour deployment.

Operating expenses. Operating expenses for the three months ended March 31, 2010 were $75.6 million, or 22.4% of net revenue, compared to $74.5 million, or 22.2% of net revenue, for the three months ended March 31, 2009.  The change was due primarily to an increase in fuel costs of $1.3 million.

Insurance expense. Insurance expense for the three months ended March 31, 2010 was $11.2 million, or 3.3% of net revenue, compared to $11.1 million, or 3.3% of net revenue, for the same period in 2009.  We recorded a decrease of prior year insurance provisions of $0.9 million during the three months ended March 31, 2010 compared to an increase of $0.6 million during the three months ended March 31, 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2010 was $9.7 million, or 2.9% of net revenue, compared to $9.2 million, or 2.7% of net revenue, for the three months ended March 31, 2009.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2010 was $11.2 million, or 3.3% of net revenue, compared to $12.7 million, or 3.8% of net revenue, for the same period in 2009.  The decrease was due primarily to AMR’s ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2010 was $342.4 million, an increase of $65.8 million, or 23.8%, from $276.6 million for the three months ended March 31, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2008, we added 51 net new contracts which accounted for a net revenue increase of $45.4 million for the three months ended March 31, 2010.  Of the 51 net new contracts added since December 31, 2008, 53 were added in 2009 resulting in an incremental increase in 2010 net revenue of $41.7 million.  Of the 53 net new contracts added in 2009, 23 were from our acquisition of the management services entity of Pinnacle Anesthesia Consultants, P.A. and Pinnacle Consultants Mid-Atlantic L.L.C., or the Pinnacle Acquisition, which was effective December 19, 2009.  During the three months ended March 31, 2010, EmCare added 13 new contracts and terminated 15 contracts.  These contract changes resulted in an increase in net revenue of $3.7 million during the quarter.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $20.7 million, or 8.9%, for the three months ended March 31, 2010.  The change was due primarily to a 6.6% increase in revenue per weighted patient encounter primarily as a result of rate increases from our third-party payors, improvement in our payor mix and an increase in acuity. The number of current period same store weighted patient encounters increased 2.3% over the prior period primarily from our new service lines offset by a mild flu season in the first quarter of 2010.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2010 were $272.0 million, or 79.4% of net revenue, compared to $218.3 million, or 78.9% of net revenue for the same period in 2009. Provider compensation costs increased $36.7 million from net new contract additions. Same store provider compensation costs were $12.1 million higher than the prior period due primarily to a 5.2% increase in provider compensation per weighted patient encounter.  Non-provider compensation and total benefits costs increased by $6.3 million due primarily to our recent acquisitions and organic growth, partially offset by reductions to incentive related accruals.

Operating expenses. Operating expenses for the three months ended March 31, 2010 were $10.9 million, or 3.2% of net revenue, compared to $10.1 million, or 3.7% of net revenue, for the same period in 2009.  Operating expenses increased $0.8 million due primarily to higher collection agency and billing fees incurred in connection with the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2010 was $10.9 million, or 3.2% of net revenue, compared to $11.4 million, or 4.1% of net revenue, for the three months ended March 31, 2009.  We recorded a decrease of prior year insurance provisions of $1.9 million during the three months ended March 31, 2010 compared to an increase of $0.1 million during the three months ended March 31, 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2010 was $7.1 million, or 2.1% of net revenue, compared to $5.8 million, or 2.1% of net revenue, for the three months ended March 31, 2009.  The $1.3 million increase was due primarily to growth in the number of contracts since December 31, 2008.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2010 was $4.9 million, or 1.4% of net revenue, compared to $4.1 million, or 1.5% of net revenue, for the three months ended March 31, 2009.  The $0.8 million increase was due primarily to additional amortization expense associated with a contract intangible asset recorded on acquisitions completed in 2009.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein. As of March 31, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, net cash from our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. As of March 31, 2010, we had available to us, upon compliance with customary conditions, $100.0 million under the revolving credit facility, less outstanding letters of credit of $43.8 million. Further, we had a conditional right under our senior secured credit facility to request new or existing lenders to provide up to an additional $100.0 million of term debt (in $20.0 million increments).

On April 8, 2010, we completed the financing of new senior secured credit facilities consisting of a $425.0 million term loan and a $150.0 million revolving credit facility.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Quarter ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$44,585	$41,942
Investing activities	(7,118)	5,454
Financing activities	10,700	579

Operating activities. Net cash provided by operating activities was $44.6 million for the three months ended March 31, 2010 compared to $41.9 million for the same period in 2009.  The change in operating cash flows was affected primarily by an increase in net income combined with changes in operating assets and liabilities and the cash flow benefit related to tax deductions from stock-based compensation.  Accounts payable and accrued liabilities increased cash flows from operations $6.0 million during the three months ended March 31, 2010 compared to a reduction of $8.5 million during the three months ended March 31, 2009.  The change was due primarily to the timing of compensation related payments.  Accounts receivable decreased $2.2 million and days sales outstanding, or DSO, decreased 3 days during the three months ended March 31, 2010.

We regularly analyze DSO which is calculated by dividing our net revenue for the quarter by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The reductions since December 31, 2008 shown below are due to additional collections on accounts receivable as a result of continued billing and collection enhancements at both AMR and EmCare.  The following table outlines our DSO by segment and in total excluding the impact of AMR’s 2008 deployments under its contract with the Federal Emergency Management Agency and Q4 2009 excludes EmCare’s acquisition of Pinnacle in December 2009:

	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009	Q4 2008
AMR	66	68	70	73	74	79
EmCare	56	60	58	61	65	68
EMSC	61	64	64	67	70	74

Investing activities.  Net cash used in investing activities was $7.1 million for the three months ended March 31, 2010 compared to cash provided by investing activities of $5.5 million for the same period in 2009.  The decrease relates to changes in cash provided by insurance collateral, which amounted to $2.4 million during the three months ended March 31, 2010 compared to $13.3 million during the same period in 2009.  Additionally, cash used for the acquisition of businesses totaled $3.3 million during the three months ended March 31, 2010.

Financing activities. For the three months ended March 31, 2010, net cash provided by financing activities was $10.7 million compared to $0.6 million for the same period in 2009.  The variance relates primarily to increased cash flows from the exercise of stock options and the cash flow benefit related to tax deductions for stock-based compensation during the three months ended March 31, 2010 compared to the same period in 2009.  At March 31, 2010, there were no amounts outstanding under our revolving credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices.  While we have from time to time entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2010, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $2.88 to $3.15 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 4.4 million gallons, which represents approximately 33% of our total estimated usage over the hedge period, and are spread over periods from April 2010 through June 2011.

For the three months ending June 30, 2010, we are also under contract to purchase 50,000 gallons of diesel fuel per month at $2.99 per gallon.  This forward purchase contract represents approximately 6% of our total monthly diesel fuel usage.

As of March 31, 2010, we had $451.5 million of debt excluding capital leases, of which $199.2 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt, including $250.0 million aggregate principal amount of our senior subordinated notes. An increase or decrease in interest rates of 0.125% will impact our interest costs by $0.2 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2010

ITEM 1. LEGAL PROCEEDINGS

As referenced in our Annual Report on Form 10-K for the year ended December 31, 2009, three different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. During the three months ended March 31, 2010, Melanie Aguilar filed suit in the Superior Court of the State of California on substantially identical claims.

For additional information regarding legal proceedings, please refer to note 7, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on February 19, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS

10.4.3	Amendment to Employment Agreement, dated April 1, 2010, between Todd G. Zimmerman and Emergency Medical Services Corporation.*

10.10

Credit Agreement, dated as of April 8, 2010, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services, L.P., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 14, 2010).

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

May 4, 2010	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

May 4, 2010	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

10.4.3	Amendment to Employment Agreement, dated April 1, 2010, between Todd G. Zimmerman and Emergency Medical Services Corporation.*

10.10

Credit Agreement, dated as of April 8, 2010, among AMR HoldCo, Inc., EmCare HoldCo, Inc., Emergency Medical Services L.P., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 14, 2010).

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