Form 10-Q
period 2010-06-30
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2010-08-05
CIK 1334544, 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Shares of class A common stock outstanding at July 30, 2010 — 30,265,888; shares of class B common stock outstanding at July 30, 2010 — 65,052; LP exchangeable units outstanding at July 30, 2010 — 13,724,676.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net revenue	$708,804	$637,291	$1,388,158	$1,250,313
Compensation and benefits	496,443	438,628	976,760	865,162
Operating expenses	90,586	82,173	177,115	166,845
Insurance expense	25,942	28,357	48,012	50,861
Selling, general and administrative expenses	18,298	16,279	35,156	31,315
Depreciation and amortization expense	15,692	16,157	31,872	32,925
Income from operations	61,843	55,697	119,243	103,205
Interest income from restricted assets	859	1,120	1,714	2,386
Interest expense	(5,060)	(10,279)	(13,326)	(20,469)
Realized gain on investments	57	847	149	1,486
Interest and other income	206	423	471	940
Loss on early debt extinguishment	(19,091)	—	(19,091)	—
Income before income taxes and equity in earnings of unconsolidated subsidiary	38,814	47,808	89,160	87,548
Income tax expense	(14,955)	(18,885)	(34,365)	(34,611)
Income before equity in earnings of unconsolidated subsidiary	23,859	28,923	54,795	52,937
Equity in earnings of unconsolidated subsidiary	105	96	199	153
Net income	23,964	29,019	54,994	53,090
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	1,101	(1,377)	1,543	(2,534)
Unrealized gains (losses) on derivative financial instruments	(563)	916	(85)	1,267
Comprehensive income	$24,502	$28,558	$56,452	$51,823

Basic earnings per common share	$0.54	$0.69	$1.26	$1.26
Diluted earnings per common share	$0.54	$0.67	$1.23	$1.23
Weighted average common shares outstanding, basic	44,011,821	42,354,667	43,792,979	42,140,632
Weighted average common shares outstanding, diluted	44,703,834	43,334,340	44,620,562	43,215,657

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,033	$332,888
Insurance collateral	30,936	24,986
Trade and other accounts receivable, net	483,597	459,088
Parts and supplies inventory	22,392	22,270
Prepaids and other current assets	32,578	19,662
Current deferred tax assets	—	6,323
Total current assets	882,536	865,217
Non-current assets:
Property, plant and equipment, net	121,324	125,855
Intangible assets, net	144,567	102,654
Non-current deferred tax assets	5,827	13,468
Insurance collateral	144,740	143,886
Goodwill	386,500	381,951
Other long-term assets	19,301	21,676
Total assets	$1,704,795	$1,654,707
Liabilities and Equity
Current liabilities:
Accounts payable	$66,832	$70,759
Accrued liabilities	267,585	273,704
Current deferred tax liability	11,494	—
Current portion of long-term debt	11,848	4,676
Total current liabilities	357,759	349,139
Long-term debt	415,687	449,254
Insurance reserves and other long-term liabilities	166,574	170,227
Total liabilities	940,020	968,620
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 30,285,248 and 29,541,411 issued and outstanding in 2010 and 2009, respectively)	303	295
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 65,052 issued and outstanding in 2010 and 2009)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010 and 2009)	—	—
LP exchangeable units (13,724,676 units issued and outstanding in 2010 and 2009)	90,776	90,776
Additional paid-in capital	297,544	275,316
Retained earnings	374,036	319,042
Accumulated other comprehensive income	2,115	657
Total equity	764,775	686,087
Total liabilities and equity	$1,704,795	$1,654,707

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Cash Flows from Operating Activities
Net income	$23,964	$29,019	$54,994	$53,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,321	16,661	33,008	33,741
Loss on disposal of property, plant and equipment	45	38	89	36
Equity-based compensation expense	1,441	1,104	2,545	1,754
Excess tax benefits from stock-based compensation	(2,917)	—	(13,498)	—
Loss on early debt extinguishment	19,091	—	19,091	—
Equity in earnings of unconsolidated subsidiary	(105)	(96)	(199)	(153)
Dividends received	—	—	403	713
Deferred income taxes	973	17,333	840	31,928
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(21,750)	3,499	(19,559)	874
Parts and supplies inventory	75	(87)	(87)	(107)
Prepaids and other current assets	(8,828)	12,530	(12,216)	4,690
Accounts payable and accrued liabilities	7,093	20,120	13,099	11,620
Insurance accruals	4,754	(1,124)	6,232	2,753
Net cash provided by operating activities	40,157	98,997	84,742	140,939
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(8,652)	(12,878)	(15,168)	(20,085)
Proceeds from sale of property, plant and equipment	66	39	108	60
Acquisition of businesses, net of cash received	(47,675)	(133)	(50,975)	(133)
Net change in insurance collateral	(7,627)	(15,243)	(5,261)	(1,933)
Other investing activities	10,648	27	10,938	(643)
Net cash used in investing activities	(53,240)	(28,188)	(60,358)	(22,734)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	1,791	3,825	6,193	4,723
Repayments of capital lease obligations and other debt	(451,443)	(1,453)	(452,627)	(2,612)
Borrowings under credit facility	425,000	—	425,000	—
Debt issue costs	(11,749)	—	(11,749)	—
Payment for premiums for debt extinguishment	(14,513)	—	(14,513)	—
Excess tax benefits from stock-based compensation	2,917	—	13,498	—
Net change in bank overdrafts	(6,942)	(190)	(10,041)	650
Net cash (used in) provided by financing activities	(54,939)	2,182	(44,239)	2,761
Change in cash and cash equivalents	(68,022)	72,991	(19,855)	120,966
Cash and cash equivalents, beginning of period	381,055	194,148	332,888	146,173
Cash and cash equivalents, end of period	$313,033	$267,139	$313,033	$267,139

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.              General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U. S. generally accepted accounting principles (“GAAP”) for interim reporting, and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and six months ended June 30, 2010 and 2009, the Company expensed $250 and $500, respectively, in respect of this fee.

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

Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company generally retains liability for the first $1 to $2 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through the balance sheet date.

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

The Company’s most recent actuarial valuation was completed in June 2010. As a result of this and previous actuarial valuations, the Company recorded an increase of $1.5 million in its provision for insurance liabilities related to reserves for losses in prior years during the three months ended June 30, 2010.  A total decrease of $1.3 million was recorded during the six months ended June 30, 2010.  As a result of the actuarial valuation completed in June 2009, the Company recorded an increase in its provision for insurance liabilities of $4.4 million during the three months ended June 30, 2009 and $5.2 million during the six months ended June 30, 2009.

The long-term portion of insurance reserves was $156.1 million and $143.6 million as of June 30, 2010 and December 31, 2009, respectively.

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

	June 30, 2010	December 31, 2009
Gross trade accounts receivable	$2,050,884	$1,955,152
Allowance for contractual discounts	1,058,380	1,001,285
Allowance for uncompensated care	590,954	572,015
Net trade accounts receivable	401,550	381,852
Other receivables, net	82,047	77,236
Net accounts receivable	$483,597	$459,088

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for estimated contractual discounts are related principally to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care are related principally to the number of self-pay patients treated in the period. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	53.1%	49.4%	52.6%	48.7%
Revenue net of contractual discounts	46.9%	50.6%	47.4%	51.3%
Provision for uncompensated care as a percentage of gross revenue	18.3%	20.4%	18.5%	20.0%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	39.0%	40.2%	39.1%	39.0%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three and six month periods ending June 30, 2010 and 2009.

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

As of June 30, 2010, the Company holds 68.9% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

The following table summarizes the valuation of EMSC’s financial instruments as of June 30, 2010 by the above fair value hierarchy levels:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$81,753	$67,827	$13,926	$—
Derivatives	$35	$—	$35	$—

3.              Acquisitions

During the three months ended March 31, 2010, the Company made a purchase price allocation adjustment related to the acquisition of the management services entity of Pinnacle Anesthesia Consultants, P.A. and Pinnacle Consultants Mid-Atlantic, L.L.C. (together, the Pinnacle Acquisition”) which closed in December 2009.  Based on an independent valuation analysis performed, $31.1 million was reclassified from goodwill to intangible assets, and, as a result, an adjustment was also made to amortization expense.

On May 28, 2010, the Company completed the acquisition of V.I.P. Professional Services, Inc., the parent of Gold Coast Ambulance Service, which provides emergency and non-emergency ambulance services in southwest Ventura County, California.  On June 4, 2010, an affiliate of the Company completed the acquisition of professional entities which provide anesthesiology services for Clinical Partners Management Company, an existing subsidiary of the Company.  On June 30, 2010, the Company completed its acquisition of Affilion, Inc., which provides emergency department physician staffing and related management services to hospitals in Arizona, New Mexico and Texas.  Also on June 30, 2010, an affiliate of the Company completed its acquisition of Fredericksburg Anesthesia Consultants, PLLC, a provider of anesthesia services to facilities in south Texas.  The total cost of these and other smaller acquisitions was $51.0 million and the Company has recorded $35.0 million of goodwill, which amount is subject to adjustment based upon completion of purchase price allocations.

4.              Accrued Liabilities

Accrued liabilities were as follows at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Accrued wages and benefits	$114,760	$92,721
Accrued paid time-off	27,321	24,290
Current portion of self-insurance reserves	56,542	62,832
Accrued restructuring	171	181
Current portion of compliance and legal	5,758	2,814
Accrued billing and collection fees	4,168	4,093
Accrued profit sharing	18,093	34,000
Accrued interest	1,090	9,773
Accrued income taxes payable	—	5,454
Other	39,682	37,546
Total accrued liabilities	$267,585	$273,704

5.              Long-Term Debt

On April 8, 2010, the Company completed the financing of new senior secured credit facilities consisting of a $425 million term loan and a $150 million revolving credit facility.  The term loan bears interest at LIBOR, plus a margin of 3.00%, and requires quarterly principal repayments until maturity in 2015.  The revolving facility bears interest at LIBOR, plus a margin of 3.00%, and is repayable at maturity in 2015. The senior secured credit facilities can be expanded and the interest rate margins stepped down to 2.75% upon achieving certain leverage ratios.  Substantially all of EMS LP’s domestic assets are pledged as collateral under the new senior secured credit facilities.  The revolving facility is also subject to an annual commitment fee of 0.5% on unutilized commitments.

In conjunction with completing the financing under the new credit facilities, the Company repaid the balance outstanding on the previous senior secured term loan and redeemed the Company’s 10% senior subordinated notes.  During the three months ended June 30, 2010, the Company recorded a loss on early debt extinguishment of $19.1 million which included certain unamortized debt issuance costs as well as costs associated with the redemption of the senior subordinated notes.

Long-term debt consisted of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Senior subordinated notes	$—	$250,000
Senior secured term loan due 2015 (3.35% at June 30, 2010)	425,000	199,765
Notes due at various dates from 2010 to 2022 with interest rates from 6% to 10%	1,696	1,249
Capital lease obligations due at various dates from 2010 to 2018 (see note 7)	839	2,916
	427,535	453,930
Less current portion	(11,848)	(4,676)
Total long-term debt	$415,687	$449,254

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

At June 30, 2010, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $2.96 to $3.29 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 6.8 million gallons, which represent approximately 32% of the Company’s total estimated usage over the hedge period, and are spread over periods from July 2010 through June 2012.  As of June 30, 2010, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge of less than $0.1 million, compared to $0.2 million as of December 31, 2009. The net additional payments made or received under these hedge agreements did not have a material impact on operating expenses during the six months ended June 30, 2010.

7.              Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain leasehold improvements under capital leases.  Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Forward Purchase Commitment

Beginning in March 2009, AMR entered into a series of forward purchase contracts which fixed the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010. Based on the terms of the contracts, the Company has concluded they do not quality as derivatives. There was no material impact to operating expenses related to these contracts during the three or six month periods ended June 30, 2010.

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

Other Legal Matters

On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County.  The complaint alleges that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted.  The court has certified a class in this case which is comprised of approximately 15,000 Spokane County residents.  At this time, AMR does not believe that any incorrect billings are material in amount.

In December 2006, AMR received a subpoena from the Department of Justice (“DOJ”).  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena.  The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern.  The Company reviewed the information provided by the government, provided its response, and is currently in discussions with the DOJ and the Office of the Inspector General of Health and Human Services regarding resolution of this matter.  During the three months ended June 30, 2010, the Company recorded a $3.1 million reserve for its estimate of likely exposure in this matter.

Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles; and on March 11, 2010, Melanie Aguilar filed suit in the Superior Court of the State of California County of Los Angeles.  The Banta and Karapetian cases have been coordinated with the Bartoni case in the Superior Court for the State of California, County of Alameda.  At the present time, the courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

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

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable; these performance measures were satisfied during 2009 with respect to the options granted under the Equity Option Plan.  As the vesting period for these options was completed prior to 2010, the Company did not record a compensation charge during each of the three and six months ended June 30, 2010 as well as during the three months ended June 30, 2009.  A compensation charge of $97 was recorded for the six months ended June 30, 2009.  Options are no longer granted under the Equity Option Plan, but rather under the Company’s Second Amended and Restated Long-Term Incentive Plan described below.

Long-Term Incentive Plan

The Company’s original 2007 Long-Term Incentive Plan was approved by stockholders in May 2007, amended and restated in May 2008, and a Second Amended and Restated Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2010.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.  Options granted under the Plan vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years.  In addition, for options granted under the Plan prior to January 1, 2009, certain performance measures were required to be met for 50% of these options to become exercisable; these performance measures were satisfied during the first quarter of 2010.

The Company granted options and restricted stock to key employees during the three months ended June 30, 2010 under the Plan.  The options permit employees to purchase a total of 166,500 shares of class A common stock at a weighted average exercise price of $56.34 per share, vest ratably over a period of four to five years, and have a maximum term of ten years.  The Company also granted 166,500 shares of restricted stock pursuant to the Plan, which vest ratably over a period of three years.

The Company recorded a compensation charge of $1,297 and $979 during the three months ended June 30, 2010 and 2009, respectively, and $2,276 and $1,407 during the six months ended June 30, 2010 and 2009, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  As of May 2010, eligible directors now receive a grant of RSUs having a fair market value of $133 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director

Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting.  In connection with this plan, the Company granted 2,324 RSUs per director in 2010 and 3,018 RSUs per director in 2009.  The Company expensed $144 and $125 during the three month periods ended June 30, 2010 and 2009, respectively, and $269 and $250 during the six month periods ended June 30, 2010 and 2009, respectively.

Stock Purchase Plan/Employee Stock Purchase Plan

During the second quarter of 2010, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company’s Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs will occur in October 2010 at a 5% discount to the closing price of the Company’s class A common stock on October 15, 2010, and as such no compensation charge has been recorded for the SPPs in the second quarter of 2010.

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

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other income, realized gain on investments, loss on early debt extinguishment, interest expense and depreciation and amortization (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

	Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Healthcare Transportation Services
Net Revenue	$344,159	$335,504	$681,121	$671,950
Segment Adjusted EBITDA	31,760	32,425	64,162	66,313
Facility-Based Physician Services
Net Revenue	$364,645	301,787	$707,037	578,363
Segment Adjusted EBITDA	46,634	40,549	88,667	72,203
Total
Total Net Revenue	$708,804	637,291	$1,388,158	1,250,313
Total Adjusted EBITDA	78,394	72,974	152,829	138,516
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$78,394	$72,974	$152,829	$138,516
Depreciation and amortization expense	(15,692)	(16,157)	(31,872)	(32,925)
Interest expense	(5,060)	(10,279)	(13,326)	(20,469)
Realized gain on investments	57	847	149	1,486
Interest and other income	206	423	471	940
Loss on early debt extinguishment	(19,091)	—	(19,091)	—
Income tax expense	(14,955)	(18,885)	(34,365)	(34,611)
Equity in earnings of unconsolidated subsidiary	105	96	199	153
Net income	$23,964	$29,019	$54,994	$53,090

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	For the quarter ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA	$78,394	$72,974	$152,829	$138,516
Interest paid	(4,431)	(9,774)	(12,190)	(19,651)
Change in accounts receivable	(21,750)	3,499	(19,559)	874
Change in other operating assets/liabilities	3,094	31,439	7,028	18,956
Equity based compensation	1,441	1,104	2,545	1,754
Excess tax benefits from stock-based compensation	(2,917)	—	(13,498)	—
Income tax expense, net of change in deferred taxes	(13,982)	(1,552)	(33,525)	(2,683)
Other	308	1,307	1,112	3,173
Cash flows provided by operating activities	$40,157	$98,997	$84,742	$140,939

10.       Guarantors of Debt

EMS LP’s wholly-owned subsidiaries, AMR HoldCo, Inc. and EmCare HoldCo, Inc., are the borrowers under the senior secured credit facility, which includes a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC’s domestic subsidiaries. The senior secured credit facility does not include a guarantee by the Company’s captive insurance subsidiary and only limited guarantees from any future non-domestic subsidiaries. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured credit facility are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the borrowers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the borrowers, EMS LP or the subsidiary guarantors. The condensed consolidating financial statements for EMSC,EMS LP, the borrowers, the guarantors and the non-guarantor are as follows:

Consolidating Statement of Operations

For the quarter ended June 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$708,804	$18,863	$(18,863)	$708,804
Compensation and benefits	—	—	—	—	496,443	—	—	496,443
Operating expenses	—	—	—	—	90,586	—	—	90,586
Insurance expense	—	—	—	—	25,370	19,435	(18,863)	25,942
Selling, general and administrative expenses	—	—	—	—	18,298	—	—	18,298
Depreciation and amortization expense	—	—	—	—	15,692	—	—	15,692
Income (loss) from operations	—	—	—	—	62,415	(572)	—	61,843
Interest income from restricted assets	—	—	—	—	344	515	—	859
Interest expense	—	—	—	—	(5,060)	—	—	(5,060)
Realized gain on investments	—	—	—	—	—	57	—	57
Interest and other income	—	—	—	—	206	—	—	206
Loss on early debt extinguishment	—	—	—	—	(19,091)	—	—	(19,091)
Income before income taxes	—	—	—	—	38,814	—	—	38,814
Income tax expense	—	—	—	—	(14,955)	—	—	(14,955)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	23,859	—	—	23,859
Equity in earnings of unconsolidated subsidiaries	23,964	23,964	3,235	20,729	105	—	(71,892)	105
Net income	$23,964	$23,964	$3,235	$20,729	$23,964	$—	$(71,892)	$23,964

Consolidating Statement of Operations

For the quarter ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$637,291	$7,147	$(7,147)	$637,291
Compensation and benefits	—	—	—	—	438,628	—	—	438,628
Operating expenses	—	—	—	—	82,173	—	—	82,173
Insurance expense	—	—	—	—	26,825	8,679	(7,147)	28,357
Selling, general and administrative expenses	—	—	—	—	16,279	—	—	16,279
Depreciation and amortization expense	—	—	—	—	16,157	—	—	16,157
Income (loss) from operations	—	—	—	—	57,229	(1,532)	—	55,697
Interest income from restricted assets	—	—	—	—	435	685	—	1,120
Interest expense	—	—	—	—	(10,279)	—	—	(10,279)
Realized gain on investments	—	—	—	—	—	847	—	847
Interest and other income	—	—	—	—	423	—	—	423
Income before income taxes	—	—	—	—	47,808	—	—	47,808
Income tax expense	—	—	—	—	(18,885)	—	—	(18,885)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,923	—	—	28,923
Equity in earnings of unconsolidated subsidiaries	29,019	29,019	8,591	20,428	96	—	(87,057)	96
Net income	$29,019	$29,019	$8,591	$20,428	$29,019	$—	$(87,057)	$29,019

Consolidating Statement of Operations

For the six months ended June 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,388,158	$26,101	$(26,101)	$1,388,158
Compensation and benefits	—	—	—	—	976,760	—	—	976,760
Operating expenses	—	—	—	—	177,115	—	—	177,115
Insurance expense	—	—	—	—	46,837	27,276	(26,101)	48,012
Selling, general and administrative expenses	—	—	—	—	35,156	—	—	35,156
Depreciation and amortization expense	—	—	—	—	31,872	—	—	31,872
Income (loss) from operations	—	—	—	—	120,418	(1,175)	—	119,243
Interest income from restricted assets	—	—	—	—	688	1,026	—	1,714
Interest expense	—	—	—	—	(13,326)	—	—	(13,326)
Realized gain on investments	—	—	—	—	—	149	—	149
Interest and other income	—	—	—	—	471	—	—	471
Loss on early extinguishment of debt	—	—	—	—	(19,091)	—	—	(19,091)
Income before income taxes	—	—	—	—	89,160	—	—	89,160
Income tax expense	—	—	—	—	(34,365)	—	—	(34,365)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	54,795	—	—	54,795
Equity in earnings of unconsolidated subsidiaries	54,994	54,994	13,521	41,473	199	—	(164,982)	199
Net income	$54,994	$54,994	$13,521	$41,473	$54,994	$—	$(164,982)	$54,994

Consolidating Statement of Operations

For the six months ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,250,313	$14,030	$(14,030)	$1,250,313
Compensation and benefits	—	—	—	—	865,162	—	—	865,162
Operating expenses	—	—	—	—	166,845	—	—	166,845
Insurance expense	—	—	—	—	47,979	16,912	(14,030)	50,861
Selling, general and administrative expenses	—	—	—	—	31,315	—	—	31,315
Depreciation and amortization expense	—	—	—	—	32,925	—	—	32,925
Income (loss) from operations	—	—	—	—	106,087	(2,882)	—	103,205
Interest income from restricted assets	—	—	—	—	990	1,396	—	2,386
Interest expense	—	—	—	—	(20,469)	—	—	(20,469)
Realized gain on investments	—	—	—	—	—	1,486	—	1,486
Interest and other income	—	—	—	—	940	—	—	940
Income before income taxes	—	—	—	—	87,548	—	—	87,548
Income tax expense	—	—	—	—	(34,611)	—	—	(34,611)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	52,937	—	—	52,937
Equity in earnings of unconsolidated subsidiaries	53,090	53,090	17,935	35,155	153	—	(159,270)	153
Net income	$53,090	$53,090	$17,935	$35,155	$53,090	$—	$(159,270)	$53,090

Consolidating Balance Sheet

As of June 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$297,207	$15,826	$—	$313,033
Insurance collateral	—	—	—	—	9,600	89,010	(67,674)	30,936
Trade and other accounts receivable, net	—	—	—	—	483,144	453	—	483,597
Parts and supplies inventory	—	—	—	—	22,392	—	—	22,392
Prepaids and other current assets	—	—	—	—	28,705	490	3,383	32,578
Current deferred tax assets	—	—	—	—	(3,834)	3,834	—	—
Current assets	—	—	—	—	837,214	109,613	(64,291)	882,536
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	121,324	—	—	121,324
Intercompany receivable	—	—	286,520	127,369	—	—	(413,889)	—
Intangible assets, net	—	—	—	—	144,567	—	—	144,567
Non-current deferred tax assets	—	—	—	—	9,953	(6,120)	1,994	5,827
Insurance collateral	—	—	—	—	34,785	79,798	30,157	144,740
Goodwill	—	—	—	—	386,042	458	—	386,500
Other long-term assets	—	—	8,578	3,637	7,086	—	—	19,301
Investment and advances in subsidiaries	764,775	764,775	419,309	345,452	35,223	—	(2,329,534)	—
Assets	$764,775	$764,775	$714,407	$476,458	$1,576,194	$183,749	$(2,775,563)	$1,704,795
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$66,778	$54	$—	$66,832
Accrued liabilities	—	—	802	288	238,993	25,351	2,151	267,585
Current deferred tax liability	—	—	—	—	11,494	—	—	11,494
Current portion of long-term debt	—	—	7,331	3,294	1,223	—	—	11,848
Current liabilities	—	—	8,133	3,582	318,488	25,405	2,151	357,759
Long-term debt	—	—	285,919	128,456	1,312	—	—	415,687
Insurance reserves and other long-term liabilities	—	—	—	—	86,568	114,297	(34,291)	166,574
Intercompany payable	—	—	—	—	405,065	8,824	(413,889)	—
Liabilities	—	—	294,052	132,038	811,433	148,526	(446,029)	940,020
Equity:
Class A common stock	303	—	—	—	—	30	(30)	303
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	388,624	318,565	70,059	387,108	—	(1,164,356)	90,776
Additional paid-in capital	297,544	—	—	—	—	4,316	(4,316)	297,544
Retained earnings	374,036	374,036	101,780	272,256	375,538	26,522	(1,150,132)	374,036
Comprehensive income	2,115	2,115	10	2,105	2,115	4,355	(10,700)	2,115
Equity	764,775	764,775	420,355	344,420	764,761	35,223	(2,329,534)	764,775
Liabilities and Equity	$764,775	$764,775	$714,407	$476,458	$1,576,194	$183,749	$(2,775,563)	$1,704,795

Consolidating Balance Sheet

As of December 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$317,538	$15,350	$—	$332,888
Insurance collateral	—	—	—	—	10,792	19,450	(5,256)	24,986
Trade and other accounts receivable, net	—	—	—	—	458,558	530	—	459,088
Parts and supplies inventory	—	—	—	—	22,270	—	—	22,270
Prepaids and other current assets	—	—	—	—	19,650	12	—	19,662
Current deferred tax assets	—	—	—	—	2,489	3,834	—	6,323
Current assets	—	—	—	—	831,297	39,176	(5,256)	865,217
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	125,855	—	—	125,855
Intercompany receivable	—	—	268,220	185,153	—	—	(453,373)	—
Intangible assets, net	—	—	—	—	102,654	—	—	102,654
Non-current deferred tax assets	—	—	—	—	19,588	(6,120)	—	13,468
Insurance collateral	—	—	—	—	56,166	85,165	2,555	143,886
Goodwill	—	—	—	—	381,493	458	—	381,951
Other long-term assets	—	—	4,281	1,898	15,497	—	—	21,676
Investment and advances in subsidiaries	686,087	686,087	394,715	291,358	34,343	—	(2,092,590)	—
Assets	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$70,696	$63	$—	$70,759
Accrued liabilities	—	—	5,117	4,656	231,855	32,077	(1)	273,704
Current portion of long-term debt	—	—	1,447	650	2,579	—	—	4,676
Current liabilities	—	—	6,564	5,306	305,130	32,140	(1)	349,139
Long-term debt	—	—	264,891	182,777	1,586	—	—	449,254
Insurance reserves and other long-term liabilities	—	—	—	—	129,555	43,372	(2,700)	170,227
Intercompany payable	—	—	—	—	444,549	8,824	(453,373)	—
Liabilities	—	—	271,455	188,083	880,820	84,336	(456,074)	968,620
Equity:
Class A common stock	295	—	—	—	—	30	(30)	295
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	366,388	307,447	58,941	366,388	—	(1,099,164)	90,776
Additional paid-in capital	275,316	—	—	—	—	4,316	(4,316)	275,316
Retained earnings	319,042	319,042	88,261	230,781	319,028	28,080	(985,192)	319,042
Comprehensive income	657	657	53	604	657	1,917	(3,888)	657
Equity	686,087	686,087	395,761	290,326	686,073	34,343	(2,092,590)	686,087
Liabilities and Equity	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707

Condensed Consolidating Statement of Cash Flows

For the quarter ended June 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$8,856	$31,301	$40,157
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(8,652)	—	(8,652)
Proceeds from sale of property, plant and equipment	—	—	—	—	66	—	66
Acquisition of businesses, net of cash received	—	—	—	—	(47,675)	—	(47,675)
Net change in insurance collateral	—	—	—	—	23,208	(30,835)	(7,627)
Net change in deposits and other assets	—	—	—	—	10,648	—	10,648
Net cash provided by (used in) investing activities	—	—	—	—	(22,405)	(30,835)	(53,240)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	1,791	—	—	—	—	—	1,791
Repayments of capital lease obligations and other debt	—	—	(310,679)	(139,580)	(1,184)	—	(451,443)
Borrowings under credit facility	—	—	293,250	131,750	—	—	425,000
Debt issue costs	—	—	(8,107)	(3,642)	—	—	(11,749)
Payment of premiums for debt extinguishment	—	—	(10,014)	(4,499)	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	—	—	—	2,917	—	2,917
Net change in bank overdrafts	—	—	—	—	(6,942)	—	(6,942)
Net intercompany borrowings (payments)	(1,791)	—	35,550	15,971	(49,730)	—	—
Net cash used in financing activities	—	—	—	—	(54,939)	—	(54,939)
Change in cash and cash equivalents	—	—	—	—	(68,488)	466	(68,022)
Cash and cash equivalents, beginning of period	—	—	—	—	365,695	15,360	381,055
Cash and cash equivalents, end of period	$—	$—	$—	$—	$297,207	$15,826	$313,033

Condensed Consolidating Statement of Cash Flows

For the quarter ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$101,646	$(2,649)	$98,997
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(12,878)	—	(12,878)
Proceeds from sale of property, plant and equipment	—	—	—	—	39	—	39
Acquisition of businesses, net of cash received	—	—	—	—	(133)	—	(133)
Net change in insurance collateral	—	—	—	—	(1,627)	(13,616)	(15,243)
Net change in deposits and other assets	—	—	—	—	27	—	27
Net cash used in investing activities	—	—	—	—	(14,572)	(13,616)	(28,188)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	3,825	—	—	—	—	—	3,825
Repayments of capital lease obligations and other debt	—	—	—	—	(1,453)	—	(1,453)
Net change in bank overdrafts	—	—	—	—	(190)	—	(190)
Net intercompany borrowings (payments)	(3,825)	—	—	—	3,825	—	—
Net cash provided by financing activities	—	—	—	—	2,182	—	2,182
Change in cash and cash equivalents	—	—	—	—	89,256	(16,265)	72,991
Cash and cash equivalents, beginning of period	—	—	—	—	177,516	16,632	194,148
Cash and cash equivalents, end of period	$—	$—	$—	$—	$266,772	$367	$267,139

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$56,432	$28,310	$84,742
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(15,168)	—	(15,168)
Proceeds from sale of property, plant and equipment	—	—	—	—	108	—	108
Acquisition of businesses, net of cash received	—	—	—	—	(50,975)	—	(50,975)
Net change in insurance collateral	—	—	—	—	22,573	(27,834)	(5,261)
Net change in deposits and other assets	—	—	—	—	10,938	—	10,938
Net cash (used in) provided by investing activities	—	—	—	—	(32,524)	(27,834)	(60,358)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,193	—	—	—	—	—	6,193
Repayments of capital lease obligations and other debt	—	—	(310,338)	(139,427)	(2,862)	—	(452,627)
Borrowings under credit facility	—	—	293,250	131,750	—	—	425,000
Debt issue costs	—	—	(8,107)	(3,642)	—	—	(11,749)
Payment of premiums for debt extinguishment	—	—	(10,014)	(4,499)	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	—	—	—	13,498	—	13,498
Net change in bank overdrafts	—	—	—	—	(10,041)	—	(10,041)
Net intercompany borrowings (payments)	(6,193)	—	35,209	15,818	(44,834)	—	—
Net cash used in financing activities	—	—	—	—	(44,239)	—	(44,239)
Change in cash and cash equivalents	—	—	—	—	(20,331)	476	(19,855)
Cash and cash equivalents, beginning of period	—	—	—	—	317,538	15,350	332,888
Cash and cash equivalents, end of period	$—	$—	$—	$—	$297,207	$15,826	$313,033

Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$144,622	$(3,683)	$140,939
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(20,085)	—	(20,085)
Proceeds from sale of property, plant and equipment	—	—	—	—	60	—	60
Net change in insurance collateral	—	—	—	—	(262)	(1,671)	(1,933)
Net change in deposits and other assets	—	—	—	—	(776)	—	(776)
Net cash used in investing activities	—	—	—	—	(21,063)	(1,671)	(22,734)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	4,723	—	—	—	—	—	4,723
Repayments of capital lease obligations and other debt	—	—	—	—	(2,612)	—	(2,612)
Net change in bank overdrafts	—	—	—	—	650	—	650
Net intercompany borrowings (payments)	(4,723)	—	—	—	4,723	—	—
Net cash provided by financing activities	—	—	—	—	2,761	—	2,761
Change in cash and cash equivalents	—	—	—	—	126,320	(5,354)	120,966
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173
Cash and cash equivalents, end of period	$—	$—	$—	$—	$266,772	$367	$267,139

11.         Subsequent Events

The Company’s management has evaluated events subsequent to June 30, 2010 through the issue date of this report.  There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the three and six months ended June 30, 2010 and 2009. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended June 30,		Six months ended June 30,		Quarter ended June 30,		Six months ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Medicare	21.7%	23.4%	21.9%	23.6%	24.7%	24.3%	24.9%	25.1%
Medicaid	5.3%	4.6%	5.1%	4.5%	12.7%	11.2%	12.5%	11.0%
Commercial insurance and managed care	49.9%	51.5%	49.8%	50.7%	43.3%	42.9%	43.0%	42.5%
Self-pay	4.2%	3.9%	4.2%	4.0%	19.3%	21.6%	19.6%	21.4%
Subsidies & fees	18.9%	16.6%	19.0%	17.2%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our 2010 volume mix has been positively impacted when compared to the 2009 volume mix primarily due to the recent expansion of our Anesthesia business, which has a much lower percentage of self-pay mix when compared to our emergency department, radiology or inpatient services businesses, and to a decreased percentage of self-pay patients treated in 2010. Our payor mix was negatively impacted during the 2009 periods presented due to an increased level of self-pay patients treated in response to the H1N1 virus, which did not recur in 2010.

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 88% of AMR’s net revenue for the six months ended June 30, 2010 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities, government agencies and other contracted customers for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports (segregated into ambulance and wheelchair transports and that we weight in certain analyses) and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the six months ended June 30, 2010, approximately 77% was derived from our hospital contracts for emergency department staffing and approximately 23% was derived from hospitalist, anesthesiology, radiology, teleradiology and other hospital management services.  Approximately 77% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 23% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters (segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses), net revenue per patient encounter, and number of contracts.

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

We have developed extensive professional liability risk mitigation processes, including risk assessments on medical professionals and hospitals, extensive incident reporting and tracking processes, clinical fail-safe programs, training and education and other risk mitigation programs which we believe have resulted in a reduction in the frequency, severity and development of claims.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 10.0% and 9.0% of AMR’s operating expenses for the three months ended June 30, 2010 and 2009, respectively, and 9.8% and 8.5% for the six months ended June 30, 2010 and 2009, respectively.  Although we have generally been able to offset inflationary and other cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Management regularly analyzes the ultimate collectibility of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. Adjustments related to this analysis were less than 1% of net revenue for the three and six month periods ended June 30, 2010 and 2009.

Results of Operations

Quarter and Six Months Ended June 30, 2010 Compared to the Quarter and Six Months Ended June 30, 2009

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain on investments, interest expense and depreciation and amortization.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended June 30, 2010		Quarter ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$708,804	100.0%	$637,291	100.0%	$1,388,158	100.0%	$1,250,313	100.0%
Compensation and benefits	496,443	70.0	438,628	68.8	976,760	70.4	865,162	69.2
Operating expenses	90,586	12.8	82,173	12.9	177,115	12.8	166,845	13.3
Insurance expense	25,942	3.7	28,357	4.4	48,012	3.5	50,861	4.1
Selling, general and administrative expenses	18,298	2.6	16,279	2.6	35,156	2.5	31,315	2.5
Interest income from restricted assets	(859)	(0.1)	(1,120)	(0.2)	(1,714)	(0.1)	(2,386)	(0.2)
Adjusted EBITDA	$78,394	11.1%	$72,974	11.5%	$152,829	11.0%	$138,516	11.1%
Depreciation and amortization expenses	(15,692)	(2.2)	(16,157)	(2.5)	(31,872)	(2.3)	(32,925)	(2.6)
Interest expense	(5,060)	(0.7)	(10,279)	(1.6)	(13,326)	(1.0)	(20,469)	(1.6)
Realized gain on investments	57	0.0	847	0.1	149	0.0	1,486	0.1
Interest and other income	206	0.0	423	0.1	471	0.0	940	0.1
Loss on early debt extinguishment	(19,091)	(2.7)	—	—	(19,091)	(1.4)	—	—
Income tax expense	(14,955)	(2.1)	(18,885)	(3.0)	(34,365)	(2.5)	(34,611)	(2.8)
Equity in earnings of unconsolidated subsidiary	105	0.0	96	0.0	199	0.0	153	0.0
Net income	$23,964	3.4%	$29,019	4.6%	$54,994	4.0%	$53,090	4.2%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	For the quarter ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Adjusted EBITDA	$78,394	$72,974	$152,829	$138,516
Interest paid	(4,431)	(9,774)	(12,190)	(19,651)
Change in accounts receivable	(21,750)	3,499	(19,559)	874
Change in other operating assets/liabilities	3,094	31,439	7,028	18,956
Equity based compensation	1,441	1,104	2,545	1,754
Excess tax benefits from stock-based compensation	(2,917)	—	(13,498)	—
Income tax expense, net of change in deferred taxes	(13,982)	(1,552)	(33,525)	(2,683)
Other	308	1,307	1,112	3,173
Cash flows provided by operating activities	$40,157	$98,997	$84,742	$140,939

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended June 30, 2010		Quarter ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$344,159	100.0%	$335,504	100.0%	$681,121	100.0%	$671,950	100.0%
Compensation and benefits	211,302	61.4	207,820	61.9	419,653	61.6	416,094	61.9
Operating expenses	78,439	22.8	72,084	21.5	154,078	22.6	146,619	21.8
Insurance expense	12,775	3.7	13,928	4.2	23,960	3.5	25,016	3.7
Selling, general and administrative expenses	10,227	3.0	9,682	2.9	19,956	2.9	18,898	2.8
Interest income from restricted assets	(344)	(0.1)	(435)	(0.1)	(688)	(0.1)	(990)	(0.1)
Adjusted EBITDA	$31,760	9.2%	$32,425	9.7%	$64,162	9.4%	$66,313	9.9%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	31,760	9.2	32,425	9.7	64,162	9.4	66,313	9.9
Depreciation and amortization expense	(11,070)	(3.2)	(12,242)	(3.6)	(22,304)	(3.3)	(24,948)	(3.7)
Interest income from restricted assets	(344)	(0.1)	(435)	(0.1)	(688)	(0.1)	(990)	(0.1)
Income from operations	$20,346	5.9%	$19,748	5.9%	$41,170	6.0%	$40,375	6.0%

EmCare

	Quarter ended June 30, 2010		Quarter ended June 30, 2009		Six months ended June 30, 2010		Six months ended June 30, 2009
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$364,645	100.0%	$301,787	100.0%	$707,037	100.0%	$578,363	100.0%
Compensation and benefits	285,141	78.2	230,808	76.5	557,107	78.8	449,068	77.6
Operating expenses	12,147	3.3	10,089	3.3	23,037	3.3	20,226	3.5
Insurance expense	13,167	3.6	14,429	4.8	24,052	3.4	25,845	4.5
Selling, general and administrative expenses	8,071	2.2	6,597	2.2	15,200	2.1	12,417	2.1
Interest income from restricted assets	(515)	(0.1)	(685)	(0.2)	(1,026)	(0.1)	(1,396)	(0.2)
Adjusted EBITDA	$46,634	12.8%	$40,549	13.4%	$88,667	12.5%	$72,203	12.5%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	46,634	12.8	40,549	13.4	88,667	12.5	72,203	12.5
Depreciation and amortization expenses	(4,622)	(1.3)	(3,915)	(1.3)	(9,568)	(1.4)	(7,977)	(1.4)
Interest income from restricted assets	(515)	(0.1)	(685)	(0.2)	(1,026)	(0.1)	(1,396)	(0.2)
Income from operations	$41,497	11.4%	$35,949	11.9%	$78,073	11.0%	$62,830	10.9%

Quarter ended June 30, 2010 compared to the quarter ended June 30, 2009

Consolidated

Our results for the three months ended June 30, 2010 reflect an increase in net revenue of $71.5 million and a decrease in net income of $5.1 million compared to the three months ended June 30, 2009.  The decrease in net income was attributable primarily to the loss on early debt extinguishment in connection with our new credit facilities and was offset by growth in income from operations and a decrease in interest expense.  Basic and diluted earnings per share were both $0.54 for the three months ended June 30, 2010.  Excluding the impact from the loss on early debt extinguishment of $19.1 million and a $3.1 million reserve recorded in connection with a tentative legal settlement, or the New York Accrual, disclosed in note 7, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements, basic and diluted earnings per share were $0.85 and $0.84, respectively, for the three months ended June 30, 2010.  Basic and diluted earnings per share were $0.69 and $0.67, respectively, for the same period in 2009.

Net revenue. For the three months ended June 30, 2010, we generated net revenue of $708.8 million compared to $637.3 million for the three months ended June 30, 2009, representing an increase of 11.2%.  The increase is attributable primarily to increases in revenues on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $78.4 million, or 11.1% of net revenue, for the three months ended June 30, 2010 compared to $73.0 million, or 11.5% of net revenue for the three months ended June 30, 2009.

Interest expense. Interest expense for the three months ended June 30, 2010 was $5.1 million compared to $10.3 million for the three months ended June 30, 2009.  The decrease was due to entering into our new credit facility in April 2010 and the redemption of our senior subordinated notes which resulted in a decrease to our effective interest rate compared to our previous debt structure.

Income tax expense. Income tax expense decreased by $3.9 million for the three months ended June 30, 2010 compared to the same period in 2009.  Our effective tax rate for the three months ended June 30, 2010 was 38.5% and was 39.5% for the same period in 2009.

AMR

Net revenue. Net revenue for the three months ended June 30, 2010 was $344.2 million, an increase of $8.7 million, or 2.6%, from $335.5 million for the same period in 2009.  The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 4.8%, or $15.7 million, partially offset by a decrease of 2.1%, or $7.0 million, in weighted transport volume.  Net revenue per weighted transport increased 4.1% from rate increases and 0.7% from growth in our managed transportation business.  Weighted transports decreased 15,500 from the same quarter last year.  This change was due to a decrease in weighted transport volume in existing markets of 2.2%, or 16,000 weighted transports, due to the exit of certain contracts in existing markets, and a decrease of 6,100 weighted transports from the exit of certain markets, which decreases were partially offset by an increase of 6,600 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the three months ended June 30, 2010 were $211.3 million, or 61.4% of net revenue, compared to $207.8 million, or 61.9% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 4.4%, or $5.0 million, attributable primarily to annual wage rate increases.   Ambulance unit hours decreased period over period by 2.7%, or $3.1 million, due primarily to the reduction in volume in existing markets and increased efficiency in our ambulance unit hour deployment.  Compensation and benefits decreased as a percentage of net revenue due in part to the growth in our managed transportation business.  Our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the three months ended June 30, 2010 were $78.4 million, or 22.8% of net revenue, compared to $72.1 million, or 21.5% of net revenue, for the three months ended June 30, 2009.  The change is due primarily to increased fuel costs of $1.4 million, increased costs associated with growth in our managed transportation business of $1.9 million, and a reserve recorded in connection with the New York Accrual of $3.1 million.

Insurance expense. Insurance expense for the three months ended June 30, 2010 was $12.8 million, or 3.7% of net revenue, compared to $13.9 million, or 4.2% of net revenue, for the same period in 2009.  We recorded an increase of prior year insurance provisions of $1.0 million during the three months ended June 30, 2010 compared to an increase of $1.3 million during the three months ended June 30, 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2010 was $10.2 million, or 3.0% of net revenue, compared to $9.7 million, or 2.9% of net revenue, for the three months ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2010 was $11.1 million, or 3.2% of net revenue, compared to $12.2 million, or 3.6% of net revenue, for the same period in 2009.  The decrease was due primarily to AMR’s ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets.

EmCare

Net revenue. Net revenue for the three months ended June 30, 2010 was $364.6 million, an increase of $62.9 million, or 20.8%, from $301.8 million for the three months ended June 30, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following March 31, 2009, we added 54 net new contracts which accounted for a net revenue increase of $48.4 million for the three months ended June 30, 2010.  Of the 54 net new contracts added since March 31, 2009, 46 were added in 2009 resulting in an incremental increase in 2010 net revenue of $45.4 million. EmCare has added 34 new contracts and terminated 26 contracts to date in 2010, resulting in an increase in net revenue of $3.0 million for the three months ended June 30, 2010.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $11.8 million, or 4.5%, for the three months ended June 30, 2010.  The change is due to a 5.7% increase in revenue per weighted patient encounter primarily as a result of rate increases from our third-party payors, improvement in our payor mix and an increase in acuity.  The number of current period same store weighted patient encounters decreased 1.2% compared to the prior period due to H1N1 volume during the second quarter of 2009.

Compensation and benefits. Compensation and benefits costs for the three months ended June 30, 2010 were $285.1 million, or 78.2% of net revenue, compared to $230.8 million, or 76.5% of net revenue, for the same period in 2009. Provider compensation costs increased $39.6 million from net new contract additions. Same store provider compensation costs were $9.0 million higher than the prior period due primarily to a 6.5% increase in provider compensation per weighted patient encounter.  Non-provider compensation and total benefits costs increased by $4.9 million due primarily to our recent acquisitions.

Operating expenses. Operating expenses for the three months ended June 30, 2010 were $12.1 million, or 3.3% of net revenue, compared to $10.1 million, or 3.3% of net revenue, for the same period in 2009.  Operating expenses increased due primarily to higher collection agency and billing fees incurred in connection with our net new contracts added since March 31, 2009 and the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the three months ended June 30, 2010 was $13.2 million, or 3.6% of net revenue, compared to $14.4 million, or 4.8% of net revenue, for the three months ended June 30, 2009.  We recorded an increase of prior year insurance provisions of $0.5 million during the three months ended June 30, 2010 compared to an increase of $3.1 million during the three months ended June 30, 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended June 30, 2010 was $8.1 million, or 2.2% of net revenue, compared to $6.6 million, or 2.2% of net revenue, for the three months ended June 30, 2009.  The $1.5 million increase was due primarily to growth in the number of net new contracts since March 31, 2009.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2010 was $4.6 million, or 1.3% of net revenue, compared to $3.9 million, or 1.3% of net revenue, for the three months ended June 30, 2009.  The $0.7 million increase was due primarily to additional amortization expense associated with a contract intangible asset recorded on acquisitions completed subsequent to March 31, 2009.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

Consolidated

Our results for the six months ended June 30, 2010 reflect an increase in net revenue of $137.8 million and an increase in net income of $1.9 million compared to the six months ended June 30, 2009. The increase in net income is attributable primarily to growth in income from operations, a decrease in interest expense, partially offset by the loss on early debt extinguishment.  Basic and diluted earnings per share were $1.26 and $1.23, respectively, for the six months ended June 30, 2010 and 2009.

Net revenue. For the six months ended June 30, 2010, net revenue was $1,388.2 million compared to $1,250.3 million for the six months ended June 30, 2009, representing an increase of 11.0%. The increase is attributable primarily to increases in revenues on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $152.8 million, or 11.0% of net revenue, for the six months ended June 30, 2010 compared to $138.5 million, or 11.1% of net revenue for the six months ended June 30, 2009.

Interest expense. Interest expense for the six months ended June 30, 2010 was $13.3 million compared to $20.5 million for the six months ended June 30, 2009.  The decrease was due to entering into our new credit facility in April 2010 and the redemption of our senior subordinated notes which resulted in a decrease to our effective interest rate compared to our previous debt structure.

Income tax expense. Income tax expense decreased $0.2 million for the six months ended June 30, 2010 compared to the same period in 2009.  Our effective tax rate for the six months ended June 30, 2010 was 38.5% and was 39.5% for the same period in 2009.

AMR

Net revenue. Net revenue for the six months ended June 30, 2010 was $681.1 million, an increase of $9.2 million, or 1.4%, from $672.0 million for the same period in 2009. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 3.7%, or $24.3 million, partially offset by a decrease of 2.3%, or $15.1 million, in weighted transport volume.  Net revenue per weighted transport increased 3.0% from rate increases and 0.7% from growth in our managed transportation business.  Weighted transports decreased 33,200 from the same period last year.  This change was due to a decrease in weighted transport volume in existing markets of 2.2%, or 31,400 weighted transports, due to the exit of certain contracts in existing markets, and a decrease of 12,400 weighted transports from the exit of certain markets, which decreases were partially offset by an increase of 10,600 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the six months ended June 30, 2010 were $419.7 million, or 61.6% of net revenue, compared to $416.1 million, or 61.9% of net revenue, for the six months ended June 30, 2009. Ambulance crew wages per ambulance unit hour increased by approximately 4.5%, or $10.0 million, attributable primarily to annual wage rate increases.   Ambulance unit hours decreased period over period by 3.2%, or $7.4 million, due primarily to the reduction in volume in existing markets and increased efficiency in our ambulance unit hour deployment.  Compensation and benefits decreased as a percentage of net revenue due in part to the growth in our managed transportation business.  Our managed transportation costs are reflected primarily in operating expenses.

Operating expenses. Operating expenses for the six months ended June 30, 2010 were $154.1 million, or 22.6% of net revenue, compared to $146.6 million, or 21.8% of net revenue, for the six months ended June 30, 2009. The change is due primarily to increased fuel costs of $2.7 million, increased costs associated with growth in our managed transportation business of $3.6 million, and a reserve recorded in connection with the New York Accrual of $3.1 million.

Insurance expense. Insurance expense for the six months ended June 30, 2010 was $24.0 million, or 3.5% of net revenue, compared to $25.0 million, or 3.7% of net revenue, for the same period in 2009. We recorded an increase of prior year insurance provisions of $0.1 million during the six months ended June 30, 2010 compared to an increase of $2.0 million during the six months ended June 30, 2009.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2010 was $20.0 million, or 2.9% of net revenue, compared to $18.9 million, or 2.8% of net revenue, for the six months ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2010 was $22.3 million, or 3.3% of net revenue, compared to $24.9 million, or 3.7% of net revenue, for the same period in 2009.   The decrease was due primarily to AMR’s ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets.

EmCare

Net revenue. Net revenue for the six months ended June 30, 2010 was $707.0 million, an increase of $128.7 million, or 22.2%, from $578.4 million for the six months ended June 30, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2008, we added 61 net new contracts which accounted for a net revenue increase of $94.5 million.  Of the 61 net new contracts added since December 31, 2008, 53 were added in 2009 resulting in an increase in 2010 net revenue of $86.6 million.  EmCare has added 34 new contracts and terminated 26 contracts to date in 2010, resulting in an increase in net revenue of $7.9 million for the six months ended June 30, 2010.  Net revenue under our same store contracts increased $25.2 million, or 5.2%, for the six months ended June 30, 2010. The change is primarily due to a 4.8% increase in revenue per weighted patient encounter primarily as a result of rate increases from our third-party payors, improvement in our payor mix and an increase in acuity.  The number of current period same store weighted patient encounters increased 0.4% compared to the prior period notwithstanding increased volume during the second quarter of 2009 from the H1N1 virus and from a milder flu season in 2010.

Compensation and benefits. Compensation and benefits costs for the six months ended June 30, 2010 were $557.1 million, or 78.8% of net revenue, compared to $449.1 million, or 77.6% of net revenue for the same period in 2009. Provider compensation costs increased $76.3 million from net new contract additions. Same store provider compensation costs were $21.1 million over the prior period primarily due to a 6.2% increase in provider compensation per weighted patient encounter.  Non-provider compensation and total benefits costs increased by $11.2 million due primarily to our recent acquisitions.

Operating expenses. Operating expenses for the six months ended June 30, 2010 were $23.0 million, or 3.3% of net revenue, compared to $20.2 million, or 3.5% of net revenue, for the same period in 2009.  Operating expenses increased due primarily to higher collection agency and billing fees incurred in connection with our net new contracts added since December 31, 2008 and the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the six months ended June 30, 2010 was $24.1 million, or 3.4% of net revenue, compared to $25.8 million, or 4.5% of net revenue, for the six months ended June 30, 2009.  We recorded a decrease of prior year insurance provisions of $1.4 million during the six months ended June 30, 2010 compared to an increase of $3.2 million during the six months ended June 30, 2009.

Selling, general and administrative. Selling, general and administrative expense for the six months ended June 30, 2010 was $15.2 million, or 2.1% of net revenue, compared to $12.4 million, or 2.1% of net revenue, for the six months ended June 30, 2009.  The $2.8 million increase was due primarily to growth in the number of net new contracts since December 31, 2008.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2010 was $9.6 million, or 1.4% of net revenue, compared to $8.0 million, or 1.4% of net revenue, for the six months ended June 30, 2009.  The $1.6 million increase was due primarily to additional amortization expense associated with a contract intangible asset recorded on acquisitions completed subsequent to December 31, 2008.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein. As of June 30, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

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

On April 8, 2010, we completed the financing of new senior secured credit facilities, which is further described in note 5 of the notes accompanying the consolidated financial statements. In conjunction with completing the financing under the new credit facilities, we repaid the balance outstanding on the previous senior secured term loan and redeemed our 10% senior subordinated notes. These transactions will reduce our effective interest rate going forward compared to the rate under our previous debt structure.

We believe our cash and cash equivalents, net cash from our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $150.0 million under the revolving credit facility, less outstanding letters of credit of $45.8 million at June 30, 2010.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Six months ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$84,742	$140,939
Investing activities	(60,358)	(22,734)
Financing activities	(44,239)	2,761

Operating activities. Net cash provided by operating activities was $84.7 million for the six months ended June 30, 2010 compared to $140.9 million for the same period in 2009.  Cash tax payments increased $31.1 million due to utilization of net operating loss carryforwards in 2009.  Prepaids and other current assets decreased cash flows from operations $12.2 million during the six months ended June 30, 2010 compared to an increase of $4.7 million during the six months ended June 30, 2009 primarily due to the timing of insurance related premium payments.  Trade and other accounts receivable decreased cash flows from operations $19.6 million during the six months ended June 30, 2010 primarily due to revenue growth and a one day increase in days sales outstanding, or DSO, due to temporary Medicare delays and a system conversion in one AMR region.

We regularly analyze DSO which is calculated by dividing our net revenue for the quarter by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The reductions since March 31, 2009 shown below are due to additional collections on accounts receivable as a result of continued billing and collection process enhancements at both AMR and EmCare.  The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009	Q1 2009
AMR	68	66	68	70	73	74
EmCare	55	56	60	58	61	65
EMSC	62	61	64	64	67	70

Investing activities.  Net cash used in investing activities was $60.4 million for the six months ended June 30, 2010 compared to $22.7 million for the same period in 2009.   The increase in cash flows used in investing activities relates to $51.0 million used in the acquisition of businesses during 2010.  This is offset by an increase in cash provided by other investing activities of $11.6 million primarily due to a reduction in performance bond collateral during the six months ended June 30, 2010.

Financing activities. For the six months ended June 30, 2010, net cash used in financing activities was $44.2 million compared to cash provided by financing activities of $2.8 million for the same period in 2009.  During the six months ended June 30, 2010 we incurred $11.7 million in debt issuance costs related to our new credit facility and used $25.0 million to reduce our total outstanding debt.  We also incurred $14.5 million in cash payments related to the redemption of our senior subordinated notes during the six months ended June 30, 2010.  This is offset by the cash flow benefit related to tax deductions for stock-based compensation during the six months ended June 30, 2010.  At June 30, 2010 there were no amounts outstanding under our revolving credit facility.

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

We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures.  As of June 30, 2010, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement.  Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $2.96 to $3.29 per gallon.  We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price.  The transactions fix the price for a total of 6.8 million gallons, which represents approximately 32% of our total estimated usage over the hedge period, and are spread over periods from July 2010 through June 2012.

As of June 30, 2010, we had $426.7 million of debt excluding capital leases, of which $425.0 million was variable rate debt under our credit facility.  An increase or decrease in interest rates of 0.2% will impact our interest costs by $0.9 million annually.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2010

ITEM 1. LEGAL PROCEEDINGS

As referenced in our Annual Report on Form 10-K for the year ended December 31, 2009, we have responded to a subpoena from the Department of Justice, or DOJ, relating to certain AMR affiliates in New York. We are currently in discussions with the DOJ and the Office of Inspector General of Health and Human Services regarding resolution of this matter and have recorded a $3.1 million reserve in connection with the matter.

For additional information regarding legal proceedings, please refer to note 7, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on February 19, 2010 and to our Quarterly Report on Form 10-Q filed with the SEC on May 4, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6. EXHIBITS

10.3.3	Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation.*

10.19.1	Amendment to Employment Agreement, dated March 16, 2010, between Mark Bruning and American Medical Response, Inc.*

10.20	EMSC Physician Stock Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed June 24, 2010).

10.21	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed June 24, 2010).

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

August 5, 2010	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

August 5, 2010	By:	/s/ Randel G. Owen
Date		Randel G. Owen
Chief Financial Officer and Executive Vice President

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

August 5, 2010	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

August 5, 2010	By:	/s/ Randel G. Owen
Date		Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

10.3.3	Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation.*

10.19.1	Amendment to Employment Agreement, dated March 16, 2010, between Mark Bruning and American Medical Response, Inc.*

10.20	EMSC Physician Stock Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 filed June 24, 2010).

10.21	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed June 24, 2010).

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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