Form 10-Q
period 2010-09-30
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2010-11-04
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Shares of class A common stock outstanding at October 29, 2010 — 30,315,886; shares of class B common stock outstanding at October 29, 2010 — 65,052; LP exchangeable units outstanding at October 29, 2010 — 13,724,676.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	$737,180	$665,056	$2,125,338	$1,915,369
Compensation and benefits	523,263	467,625	1,500,023	1,332,787
Operating expenses	91,023	85,510	268,138	252,355
Insurance expense	25,793	24,845	73,805	75,706
Selling, general and administrative expenses	17,742	15,871	52,898	47,186
Depreciation and amortization expense	16,528	15,733	48,400	48,658
Income from operations	62,831	55,472	182,074	158,677
Interest income from restricted assets	717	1,082	2,431	3,468
Interest expense	(4,856)	(10,280)	(18,182)	(30,749)
Realized gain on investments	730	544	879	2,030
Interest and other income	277	502	748	1,442
Loss on early debt extinguishment	—	—	(19,091)	—
Income before income taxes and equity in earnings of unconsolidated subsidiary	59,699	47,320	148,859	134,868
Income tax expense	(22,990)	(18,533)	(57,355)	(53,144)
Income before equity in earnings of unconsolidated subsidiary	36,709	28,787	91,504	81,724
Equity in earnings of unconsolidated subsidiary	53	91	252	244
Net income	36,762	28,878	91,756	81,968
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	364	761	1,907	(1,773)
Unrealized gains on derivative financial instruments	330	1,105	245	2,372
Comprehensive income	$37,456	$30,744	$93,908	$82,567

Basic earnings per common share	$0.83	$0.67	$2.09	$1.93
Diluted earnings per common share	$0.82	$0.66	$2.06	$1.89
Weighted average common shares outstanding, basic	44,100,239	42,809,582	43,896,524	42,366,065
Weighted average common shares outstanding, diluted	44,699,169	43,769,788	44,648,135	43,402,818

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$345,716	$332,888
Insurance collateral	28,231	24,986
Trade and other accounts receivable, net	492,723	459,088
Parts and supplies inventory	22,759	22,270
Prepaids and other current assets	17,251	19,662
Current deferred tax assets	—	6,323
Total current assets	906,680	865,217
Non-current assets:
Property, plant and equipment, net	126,759	125,855
Intangible assets, net	138,641	102,654
Non-current deferred tax assets	6,723	13,468
Insurance collateral	151,949	143,886
Goodwill	388,506	381,951
Other long-term assets	18,748	21,676
Total assets	$1,738,006	$1,654,707
Liabilities and Equity
Current liabilities:
Accounts payable	$68,239	$70,759
Accrued liabilities	264,603	273,704
Current deferred tax liability	11,068	—
Current portion of long-term debt	13,953	4,676
Total current liabilities	357,863	349,139
Long-term debt	410,307	449,254
Insurance reserves and other long-term liabilities	166,152	170,227
Total liabilities	934,322	968,620
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 30,294,976 and 29,541,411 issued and outstanding in 2010 and 2009, respectively)	303	295
Class B common stock ($0.01 par value; 40,000,000 shares authorized and 65,052 issued and outstanding in 2010 and 2009, respectively)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010 and 2009)	—	—
LP exchangeable units (13,724,676 units issued and outstanding in 2010 and 2009, respectively)	90,776	90,776
Treasury stock at cost (23,437 shares in 2010)	(1,289)	—
Additional paid-in capital	300,286	275,316
Retained earnings	410,798	319,042
Accumulated other comprehensive income	2,809	657
Total equity	803,684	686,087
Total liabilities and equity	$1,738,006	$1,654,707

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Cash Flows from Operating Activities
Net income	$36,762	$28,878	$91,756	$81,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,165	16,242	50,173	49,983
Loss on disposal of property, plant and equipment	6	33	95	69
Equity-based compensation expense	2,042	1,121	4,587	2,875
Excess tax benefits from stock-based compensation	(479)	—	(13,977)	—
Loss on early debt extinguishment	—	—	19,091	—
Equity in earnings of unconsolidated subsidiary	(53)	(91)	(252)	(244)
Dividends received	—	—	403	713
Deferred income taxes	(1,102)	18,061	(262)	49,989
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(10,882)	7,574	(30,441)	8,448
Parts and supplies inventory	(231)	41	(318)	(66)
Prepaids and other current assets	14,487	(6,270)	2,271	(1,580)
Accounts payable and accrued liabilities	799	(1,007)	13,898	10,613
Insurance accruals	(3,891)	4,280	2,341	7,033
Net cash provided by operating activities	54,623	68,862	139,365	209,801
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(16,199)	(13,576)	(31,367)	(33,661)
Proceeds from sale of property, plant and equipment	12	41	120	101
Acquisition of businesses, net of cash received	(183)	(1,241)	(51,158)	(1,374)
Net change in insurance collateral	(4,140)	6,002	(9,401)	4,069
Other investing activities	83	(166)	11,021	(809)
Net cash used in investing activities	(20,427)	(8,940)	(80,785)	(31,674)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	221	2,437	6,414	7,160
Class A common stock repurchased as treasury stock	(1,289)	—	(1,289)	—
Repayments of capital lease obligations and other debt	(3,275)	(1,214)	(455,902)	(3,826)
Borrowings under credit facility	—	—	425,000	—
Debt issue costs	(219)	—	(11,968)	—
Payment for debt extinguishment premiums	—	—	(14,513)	—
Excess tax benefits from stock-based compensation	479	—	13,977	—
Net change in bank overdrafts	2,570	2,821	(7,471)	3,471
Net cash (used in) provided by financing activities	(1,513)	4,044	(45,752)	6,805
Change in cash and cash equivalents	32,683	63,966	12,828	184,932
Cash and cash equivalents, beginning of period	313,033	267,139	332,888	146,173
Cash and cash equivalents, end of period	$345,716	$331,105	$345,716	$331,105

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.           General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For each of the three and nine months ended September 30, 2010 and 2009, the Company expensed $250 and $750, respectively, in respect of this fee.

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

The Company establishes reserves for claims based upon an assessment of actual claims and claims incurred but not reported.  The reserves are established based on quarterly consultation with third-party independent actuaries using actuarial principles and assumptions that consider a number of factors, including historical claim payment patterns (including legal costs), changes in case reserves and the assumed rate of inflation in healthcare costs and property damage repairs.

The Company’s most recent actuarial valuation was completed in September 2010. As a result of this actuarial valuation, the Company recorded an increase of $0.1 million in its provision for insurance liabilities related to reserves for losses in prior years during the three months ended September 30, 2010.  A total increase of $0.2 million was recorded during the nine months ended September 30, 2010.  As a result of the actuarial valuation completed in September 2009, the Company recorded a decrease of $0.9 million in its provision for insurance liabilities during the three months ended September 30, 2009.  A total increase of $4.3 million was recorded during the nine months ended September 30, 2009.

The long-term portion of insurance reserves was $155.2 million and $143.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

	September 30, 2010	December 31, 2009
Gross trade accounts receivable	$2,068,202	$1,955,152
Allowance for contractual discounts	1,088,277	1,001,285
Allowance for uncompensated care	576,683	572,015
Net trade accounts receivable	403,242	381,852
Other receivables, net	89,481	77,236
Net accounts receivable	$492,723	$459,088

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

	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross revenue	100.0%	100.0%	100.0%	100.0%
Provision for contractual discounts	52.3%	49.2%	52.5%	48.9%
Revenue net of contractual discounts	47.7%	50.8%	47.5%	51.1%
Provision for uncompensated care as a percentage of gross revenue	19.0%	20.3%	18.7%	20.1%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	39.9%	39.9%	39.3%	39.3%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for reimbursement based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three and nine month periods ending September 30, 2010 and 2009.

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

As of September 30, 2010, the Company holds 68.8% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of September 30, 2010:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$62,152	$49,608	$12,544	$—
Derivatives	$571	$—	$571	$—

Recent Accounting Pronouncements

In August 2010, the FASB further defined the requirements for measurement and disclosure of charity care provided.  The amendments require that cost, both direct and indirect, be used as the measurement basis for charity care disclosure purposes.  These amendments will be effective for the Company beginning January 1, 2011.  Management does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements and related disclosures.

Also in August 2010, the FASB clarified that healthcare entities should not net insurance recoveries against a related claim liability.  These amendments will be effective for the Company beginning January 1, 2011.  Management does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements and related disclosures.

3.           Acquisitions

During the three months ended March 31, 2010, the Company made a purchase price allocation adjustment related to the acquisition of the management services entity of Pinnacle Anesthesia Consultants, P.A. and Pinnacle Consultants Mid-Atlantic, L.L.C. (together, the Pinnacle Acquisition”) which closed in December 2009.  Based on an independent valuation analysis completed during the first quarter of 2010, $31.1 million was reclassified from goodwill to intangible assets, and amortized accordingly.

On May 28, 2010, the Company completed the acquisition of V.I.P. Professional Services, Inc., the parent of Gold Coast Ambulance Service, which provides emergency and non-emergency ambulance services in southwest Ventura County, California.  On June 4, 2010, an affiliate of the Company completed the acquisition of professional entities which provide anesthesiology services for Clinical Partners Management Company, an existing subsidiary of the Company.  On June 30, 2010, the Company completed its acquisition of Affilion, Inc., which provides emergency department physician staffing and related management services to hospitals in Arizona, New Mexico and Texas.  Also on June 30, 2010, an affiliate of the Company completed its acquisition of Fredericksburg Anesthesia Consultants, PLLC, a provider of anesthesia services to facilities in south Texas.  The total cost of these and other smaller acquisitions was $51.2 million and the Company has recorded $35.7 million of goodwill, which amount is subject to adjustment based upon completion of purchase price allocations.

4.           Accrued Liabilities

Accrued liabilities were as follows at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Accrued wages and benefits	$113,355	$92,721
Accrued paid time-off	27,422	24,290
Current portion of self-insurance reserves	53,593	62,832
Accrued restructuring	165	181
Current portion of compliance and legal	7,253	2,814
Accrued billing and collection fees	3,800	4,093
Accrued incentive compensation	20,253	34,000
Accrued interest	1,003	9,773
Accrued income taxes payable	—	5,454
Other	37,759	37,546
Total accrued liabilities	$264,603	$273,704

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

Long-term debt consisted of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
Senior subordinated notes	$—	$250,000
Senior secured term loan due 2015 (3.28% at September 30, 2010)	422,344	199,765
Notes due at various dates from 2010 to 2022 with interest rates from 6% to 10%	1,115	1,249
Capital lease obligations due at various dates from 2010 to 2018 (see note 7)	801	2,916
	424,260	453,930
Less current portion	(13,953)	(4,676)
Total long-term debt	$410,307	$449,254

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

At September 30, 2010, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.00 to $3.29 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 5.9 million gallons, which represent approximately 32% of the Company’s total estimated usage over the hedge period, and are spread over periods from October 2010 through June 2012.  As of September 30, 2010, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge of $0.6 million, compared to $0.2 million as of December 31, 2009. The net additional payments made or received under these hedge agreements did not have a material impact on operating expenses during the nine months ended September 30, 2010.

7.           Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain leasehold improvements under capital leases.  Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Purchase Commitment

Beginning in March 2009, AMR entered into a series of forward purchase contracts which fixed the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010.  Based on the terms of the contracts, the Company has concluded they do not qualify as derivatives.  There was no material impact to operating expenses related to these contracts during the three and nine month periods ended September 30, 2010 and 2009.

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

Other Legal Matters

On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County.  The complaint alleged that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted.  The court has certified a class in this case which is comprised of approximately 15,000 Spokane County residents.  In September 2010, the Company and class representatives reached an agreement to resolve the claims for approximately $1.1 million, which amount includes all remaining refunds due to class members and attorney’s fees for the plaintiffs’ counsel.  The settlement is expected to be approved and finalized by the court by the end of January 2011.

In December 2006, AMR received a subpoena from the Department of Justice (DOJ).  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena.  The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern.  The Company reviewed the information provided by the government, provided its response, and is currently in discussions with the DOJ and the Office of the Inspector General of Health and Human Services regarding resolution of this matter.  During the three months ended June 30, 2010, the Company recorded a $3.1 million reserve for its estimate of likely exposure in this matter.

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

Equity Option Plan

Under the Company’s Equity Option Plan, key employees were granted options that permit the individuals to purchase class A common shares and vest ratably generally over a period of four years. In addition, certain performance measures must be met for 50% of the options to become exercisable; these performance measures were satisfied during 2009 with respect to the options granted under the Equity Option Plan. As the vesting period for these options was completed prior to 2010, the Company did not record a compensation charge during each of the three and nine months ended September 30, 2010 as well as during the three months ended September 30, 2009.  A compensation charge of $97 was recorded for the nine months ended September 30, 2009.  Options are no longer granted under the Equity Option Plan, but rather under the Company’s Second Amended and Restated Long-Term Incentive Plan described below.

Long-Term Incentive Plan

The Company’s original 2007 Long-Term Incentive Plan was approved by stockholders in May 2007, amended and restated in May 2008, and a Second Amended and Restated Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2010.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.  Options granted under the Plan vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years.  In addition, for options granted under the Plan prior to January 1, 2009, certain performance measures were required to be met for 50% of these options to become exercisable; these performance measures were satisfied during the first quarter of 2010.  The Company also grants shares of restricted stock under the Plan, which currently lapse ratably over a period of three years from the date of grant.  In addition, with respect to grants of restricted stock in May 2010 to the Company’s “named executive officers” and persons deemed “covered employees” under section 162(m) of the Internal Revenue Code of 1986, as amended, certain profitability-based performance measures must be met within that three-year period for restricted stock grants to lapse.

The Company recorded a compensation charge of $1,859 and $996 during the three months ended September 30, 2010 and 2009, respectively, and $4,135 and $2,403 during the nine months ended September 30, 2010 and 2009, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted Restricted Stock Units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  As of May 2010, eligible directors now receive a grant of RSUs having a fair market value of $133 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting.  In connection with this plan, the Company granted 2,324 RSUs per director after the Company’s 2010 annual stockholder meeting, plus an additional prorated amount of 1,854 RSUs to a director upon his election to the board of directors in July 2010.  The Company granted 3,018 RSUs per director in 2009.  The Company expensed $183 and $125 during the three month periods ended September 30, 2010 and 2009, respectively, and $452 and $375 during the nine month periods ended September 30, 2010 and 2009, respectively.

Stock Purchase Plan/Employee Stock Purchase Plan

During the second quarter of 2010, the Company commenced an offering of its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to the Company’s Stock Purchase Plan and Employee Stock Purchase Plan (together, the “SPPs”).  The purchases of stock under the SPPs occurred in October 2010 at a 5% discount to the closing price of the Company’s class A common stock on October 15, 2010, and as such no compensation charge was recorded for these plans during the nine months ended September 30, 2010.

9.           Segment Information

The Company is organized around two separately managed business units: healthcare transportation services and facility-based physician services, which have been identified as operating segments. The healthcare transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/ inpatient, radiology, teleradiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker (“CODM”) as he assesses the performance of the business units and decides how to allocate resources to the business units.

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

	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Healthcare Transportation Services
Net Revenue	$352,226	$338,768	$1,033,347	$1,010,718
Segment Adjusted EBITDA	31,449	31,838	95,611	98,151
Facility-Based Physician Services
Net Revenue	384,954	326,288	1,091,991	904,651
Segment Adjusted EBITDA	48,627	40,449	137,294	112,652
Total
Total Net Revenue	737,180	665,056	2,125,338	1,915,369
Total Adjusted EBITDA	80,076	72,287	232,905	210,803
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$80,076	$72,287	$232,905	$210,803
Depreciation and amortization expense	(16,528)	(15,733)	(48,400)	(48,658)
Interest expense	(4,856)	(10,280)	(18,182)	(30,749)
Realized gain on investments	730	544	879	2,030
Interest and other income	277	502	748	1,442
Loss on early debt extinguishment	—	—	(19,091)	—
Income tax expense	(22,990)	(18,533)	(57,355)	(53,144)
Equity in earnings of unconsolidated subsidiary	53	91	252	244
Net income	$36,762	$28,878	$91,756	$81,968

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA	$80,076	$72,287	$232,905	$210,803
Interest paid	(4,195)	(9,773)	(16,385)	(29,424)
Change in accounts receivable	(10,882)	7,574	(30,441)	8,448
Change in other operating assets/liabilities	11,164	(2,956)	18,192	16,000
Equity based compensation	2,042	1,121	4,587	2,875
Excess tax benefits from stock-based compensation	(479)	—	(13,977)	—
Income tax expense, net of change in deferred taxes	(24,092)	(472)	(57,617)	(3,155)
Other	989	1,081	2,101	4,254
Cash flows provided by operating activities	$54,623	$68,862	$139,365	$209,801

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

Consolidating Statement of Operations

For the quarter ended September 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$737,180	$19,164	$(19,164)	$737,180
Compensation and benefits	—	—	—	—	523,263	—	—	523,263
Operating expenses	—	—	—	—	91,023	—	—	91,023
Insurance expense	—	—	—	—	24,586	20,371	(19,164)	25,793
Selling, general and administrative expenses	—	—	—	—	17,742	—	—	17,742
Depreciation and amortization expense	—	—	—	—	16,528	—	—	16,528
Income (loss) from operations	—	—	—	—	64,038	(1,207)	—	62,831
Interest income from restricted assets	—	—	—	—	240	477	—	717
Interest expense	—	—	—	—	(4,856)	—	—	(4,856)
Realized gain on investments	—	—	—	—	—	730	—	730
Interest and other income	—	—	—	—	277	—	—	277
Income before income taxes	—	—	—	—	59,699	—	—	59,699
Income tax expense	—	—	—	—	(22,990)	—	—	(22,990)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	36,709	—	—	36,709
Equity in earnings of unconsolidated subsidiaries	36,762	36,762	10,567	26,195	53	—	(110,286)	53
Net income	$36,762	$36,762	$10,567	$26,195	$36,762	$—	$(110,286)	$36,762

Consolidating Statement of Operations

For the quarter ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$665,056	$7,226	$(7,226)	$665,056
Compensation and benefits	—	—	—	—	467,625	—	—	467,625
Operating expenses	—	—	—	—	85,510	—	—	85,510
Insurance expense	—	—	—	—	23,714	8,357	(7,226)	24,845
Selling, general and administrative expenses	—	—	—	—	15,871	—	—	15,871
Depreciation and amortization expense	—	—	—	—	15,733	—	—	15,733
Income (loss) from operations	—	—	—	—	56,603	(1,131)	—	55,472
Interest income from restricted assets	—	—	—	—	495	587	—	1,082
Interest expense	—	—	—	—	(10,280)	—	—	(10,280)
Realized gain on investments	—	—	—	—	—	544	—	544
Interest and other income	—	—	—	—	502	—	—	502
Income before income taxes	—	—	—	—	47,320	—	—	47,320
Income tax expense	—	—	—	—	(18,533)	—	—	(18,533)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	28,787	—	—	28,787
Equity in earnings of unconsolidated subsidiaries	28,878	28,878	8,409	20,469	91	—	(86,634)	91
Net income	$28,878	$28,878	$8,409	$20,469	$28,878	$—	$(86,634)	$28,878

Consolidating Statement of Operations

For the nine months ended September 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,125,338	$45,265	$(45,265)	$2,125,338
Compensation and benefits	—	—	—	—	1,500,023	—	—	1,500,023
Operating expenses	—	—	—	—	268,138	—	—	268,138
Insurance expense	—	—	—	—	71,423	47,647	(45,265)	73,805
Selling, general and administrative expenses	—	—	—	—	52,898	—	—	52,898
Depreciation and amortization expense	—	—	—	—	48,400	—	—	48,400
Income (loss) from operations	—	—	—	—	184,456	(2,382)	—	182,074
Interest income from restricted assets	—	—	—	—	928	1,503	—	2,431
Interest expense	—	—	—	—	(18,182)	—	—	(18,182)
Realized gain on investments	—	—	—	—	—	879	—	879
Interest and other income	—	—	—	—	748	—	—	748
Loss on early extinguishment of debt	—	—	—	—	(19,091)	—	—	(19,091)
Income before income taxes	—	—	—	—	148,859	—	—	148,859
Income tax expense	—	—	—	—	(57,355)	—	—	(57,355)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	91,504	—	—	91,504
Equity in earnings of unconsolidated subsidiaries	91,756	91,756	24,087	67,669	252	—	(275,268)	252
Net income	$91,756	$91,756	$24,087	$67,669	$91,756	$—	$(275,268)	$91,756

Consolidating Statement of Operations

For the nine months ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$1,915,369	$21,256	$(21,256)	$1,915,369
Compensation and benefits	—	—	—	—	1,332,787	—	—	1,332,787
Operating expenses	—	—	—	—	252,355	—	—	252,355
Insurance expense	—	—	—	—	71,693	25,269	(21,256)	75,706
Selling, general and administrative expenses	—	—	—	—	47,186	—	—	47,186
Depreciation and amortization expense	—	—	—	—	48,658	—	—	48,658
Income (loss) from operations	—	—	—	—	162,690	(4,013)	—	158,677
Interest income from restricted assets	—	—	—	—	1,485	1,983	—	3,468
Interest expense	—	—	—	—	(30,749)	—	—	(30,749)
Realized gain on investments	—	—	—	—	—	2,030	—	2,030
Interest and other income	—	—	—	—	1,442	—	—	1,442
Income before income taxes	—	—	—	—	134,868	—	—	134,868
Income tax expense	—	—	—	—	(53,144)	—	—	(53,144)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	81,724	—	—	81,724
Equity in earnings of unconsolidated subsidiaries	81,968	81,968	26,344	55,624	244	—	(245,904)	244
Net income	$81,968	$81,968	$26,344	$55,624	$81,968	$—	$(245,904)	$81,968

Consolidating Balance Sheet

As of September 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$329,461	$16,255	$—	$345,716
Insurance collateral	—	—	—	—	8,681	32,053	(12,503)	28,231
Trade and other accounts receivable, net	—	—	—	—	492,234	489	—	492,723
Parts and supplies inventory	—	—	—	—	22,759	—	—	22,759
Prepaids and other current assets	—	—	—	—	24,854	329	(7,932)	17,251
Current deferred tax assets	—	—	—	—	(3,834)	3,834	—	—
Current assets	—	—	—	—	874,155	52,960	(20,435)	906,680
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	126,759	—	—	126,759
Intercompany receivable	—	—	284,948	126,640	—	—	(411,588)	—
Intangible assets, net	—	—	—	—	138,641	—	—	138,641
Non-current deferred tax assets	—	—	—	—	10,849	(6,120)	1,994	6,723
Insurance collateral	—	—	—	—	30,977	124,889	(3,917)	151,949
Goodwill	—	—	—	—	388,048	458	—	388,506
Other long-term assets	—	—	8,273	3,500	6,975	—	—	18,748
Investment and advances in subsidiaries	803,684	803,684	430,943	372,728	35,799	—	(2,446,838)	—
Assets	$803,684	$803,684	$724,164	$502,868	$1,612,203	$172,187	$(2,880,784)	$1,738,006
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$68,172	$67	$—	$68,239
Accrued liabilities	—	—	758	245	236,329	27,272	(1)	264,603
Current deferred tax liability	—	—	—	—	11,068	—	—	11,068
Current portion of long-term debt	—	—	9,164	4,117	672	—	—	13,953
Current liabilities	—	—	9,922	4,362	316,241	27,339	(1)	357,863
Long-term debt	—	—	282,253	126,810	1,244	—	—	410,307
Insurance reserves and other long-term liabilities	—	—	—	—	88,284	100,225	(22,357)	166,152
Intercompany payable	—	—	—	—	402,764	8,824	(411,588)	—
Liabilities	—	—	292,175	131,172	808,533	136,388	(433,946)	934,322
Equity:
Class A common stock	303	—	—	—	—	30	(30)	303
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	390,077	319,292	70,786	388,561	—	(1,168,716)	90,776
Treasury stock at cost	(1,289)	—	—	—	—	—	—	(1,289)
Additional paid-in capital	300,286	—	—	—	—	4,316	(4,316)	300,286
Retained earnings	410,798	410,798	112,346	298,452	412,300	26,522	(1,260,418)	410,798
Comprehensive income	2,809	2,809	351	2,458	2,809	4,931	(13,358)	2,809
Equity	803,684	803,684	431,989	371,696	803,670	35,799	(2,446,838)	803,684
Liabilities and Equity	$803,684	$803,684	$724,164	$502,868	$1,612,203	$172,187	$(2,880,784)	$1,738,006

Consolidating Balance Sheet

As of December 31, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$317,538	$15,350	$—	$332,888
Insurance collateral	—	—	—	—	10,792	19,450	(5,256)	24,986
Trade and other accounts receivable, net	—	—	—	—	458,558	530	—	459,088
Parts and supplies inventory	—	—	—	—	22,270	—	—	22,270
Prepaids and other current assets	—	—	—	—	19,650	12	—	19,662
Current deferred tax assets	—	—	—	—	2,489	3,834	—	6,323
Current assets	—	—	—	—	831,297	39,176	(5,256)	865,217
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	125,855	—	—	125,855
Intercompany receivable	—	—	268,220	185,153	—	—	(453,373)	—
Intangible assets, net	—	—	—	—	102,654	—	—	102,654
Non-current deferred tax assets	—	—	—	—	19,588	(6,120)	—	13,468
Insurance collateral	—	—	—	—	56,166	85,165	2,555	143,886
Goodwill	—	—	—	—	381,493	458	—	381,951
Other long-term assets	—	—	4,281	1,898	15,497	—	—	21,676
Investment and advances in subsidiaries	686,087	686,087	394,715	291,358	34,343	—	(2,092,590)	—
Assets	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$70,696	$63	$—	$70,759
Accrued liabilities	—	—	5,117	4,656	231,855	32,077	(1)	273,704
Current portion of long-term debt	—	—	1,447	650	2,579	—	—	4,676
Current liabilities	—	—	6,564	5,306	305,130	32,140	(1)	349,139
Long-term debt	—	—	264,891	182,777	1,586	—	—	449,254
Insurance reserves and other long-term liabilities	—	—	—	—	129,555	43,372	(2,700)	170,227
Intercompany payable	—	—	—	—	444,549	8,824	(453,373)	—
Liabilities	—	—	271,455	188,083	880,820	84,336	(456,074)	968,620
Equity:
Class A common stock	295	—	—	—	—	30	(30)	295
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	366,388	307,447	58,941	366,388	—	(1,099,164)	90,776
Additional paid-in capital	275,316	—	—	—	—	4,316	(4,316)	275,316
Retained earnings	319,042	319,042	88,261	230,781	319,028	28,080	(985,192)	319,042
Comprehensive income	657	657	53	604	657	1,917	(3,888)	657
Equity	686,087	686,087	395,761	290,326	686,073	34,343	(2,092,590)	686,087
Liabilities and Equity	$686,087	$686,087	$667,216	$478,409	$1,566,893	$118,679	$(2,548,664)	$1,654,707

Condensed Consolidating Statement of Cash Flows

For the quarter ended September 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$42,954	$11,669	$54,623
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(16,199)	—	(16,199)
Proceeds from sale of property, plant and equipment	—	—	—	—	12	—	12
Acquisition of businesses, net of cash received	—	—	—	—	(183)	—	(183)
Net change in insurance collateral	—	—	—	—	6,634	(10,774)	(4,140)
Net change in deposits and other assets	—	—	—	—	83	—	83
Net cash used in investing activities	—	—	—	—	(9,653)	(10,774)	(20,427)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	221	—	—	—	—	—	221
Class A common stock repurchased as treasury stock	(1,289)	—	—	—	—	—	(1,289)
Repayments of capital lease obligations and other debt	—	—	(2,157)	(970)	(148)	—	(3,275)
Borrowings under credit facility	—	—	—	—	—	—	—
Debt issue costs	—	—	(151)	(68)	—	—	(219)
Payment of premiums for debt extinguishment	—	—	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	479	—	479
Net change in bank overdrafts	—	—	—	—	2,570	—	2,570
Net intercompany borrowings (payments)	1,068	—	2,308	1,038	(4,414)	—	—
Net cash used in financing activities	—	—	—	—	(1,513)	—	(1,513)
Change in cash and cash equivalents	—	—	—	—	31,788	895	32,683
Cash and cash equivalents, beginning of period	—	—	—	—	297,673	15,360	313,033
Cash and cash equivalents, end of period	$—	$—	$—	$—	$329,461	$16,255	$345,716

Condensed Consolidating Statement of Cash Flows

For the quarter ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$69,172	$(310)	$68,862
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(13,576)	—	(13,576)
Proceeds from sale of property, plant and equipment	—	—	—	—	41	—	41
Acquisition of businesses, net of cash received	—	—	—	—	(1,241)	—	(1,241)
Net change in insurance collateral	—	—	—	—	(9,241)	15,243	6,002
Net change in deposits and other assets	—	—	—	—	(166)	—	(166)
Net cash (used in) provided by investing activities	—	—	—	—	(24,183)	15,243	(8,940)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	2,437	—	—	—	—	—	2,437
Repayments of capital lease obligations and other debt	—	—	—	—	(1,214)	—	(1,214)
Increase in bank overdrafts	—	—	—	—	2,821	—	2,821
Net intercompany borrowings (payments)	(2,437)	—	—	—	2,437	—	—
Net cash provided by financing activities	—	—	—	—	4,044	—	4,044
Change in cash and cash equivalents	—	—	—	—	49,033	14,933	63,966
Cash and cash equivalents, beginning of period	—	—	—	—	266,772	367	267,139
Cash and cash equivalents, end of period	$—	$—	$—	$—	$315,805	$15,300	$331,105

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$99,852	$39,513	$139,365
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(31,367)	—	(31,367)
Proceeds from sale of property, plant and equipment	—	—	—	—	120	—	120
Acquisition of businesses, net of cash received	—	—	—	—	(51,158)	—	(51,158)
Net change in insurance collateral	—	—	—	—	29,207	(38,608)	(9,401)
Net change in deposits and other assets	—	—	—	—	11,021	—	11,021
Net cash used in investing activities	—	—	—	—	(42,177)	(38,608)	(80,785)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,414	—	—	—	—	—	6,414
Class A common stock repurchased as treasury stock	(1,289)	—	—	—	—	—	(1,289)
Repayments of capital lease obligations and other debt	—	—	(312,495)	(140,397)	(3,010)	—	(455,902)
Borrowings under credit facility	—	—	293,250	131,750	—	—	425,000
Debt issue costs	—	—	(8,258)	(3,710)	—	—	(11,968)
Payment of premiums for debt extinguishment	—	—	(10,014)	(4,499)	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	—	—	—	13,977	—	13,977
Net change in bank overdrafts	—	—	—	—	(7,471)	—	(7,471)
Net intercompany borrowings (payments)	(5,125)	—	37,517	16,856	(49,248)	—	—
Net cash used in financing activities	—	—	—	—	(45,752)	—	(45,752)
Change in cash and cash equivalents	—	—	—	—	11,923	905	12,828
Cash and cash equivalents, beginning of period	—	—	—	—	317,538	15,350	332,888
Cash and cash equivalents, end of period	$—	$—	$—	$—	$329,461	$16,255	$345,716

Condensed Consolidating Statement of Cash Flows

For the nine months ended September 30, 2009

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$213,794	$(3,993)	$209,801
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(33,661)	—	(33,661)
Proceeds from sale of property, plant and equipment	—	—	—	—	101	—	101
Acquisition of businesses, net of cash received	—	—	—	—	(1,374)	—	(1,374)
Net change in insurance collateral	—	—	—	—	(9,503)	13,572	4,069
Net change in deposits and other assets	—	—	—	—	(809)	—	(809)
Net cash (used in) provided by investing activities	—	—	—	—	(45,246)	13,572	(31,674)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	7,160	—	—	—	—	—	7,160
Repayments of capital lease obligations and other debt	—	—	—	—	(3,826)	—	(3,826)
Increase in bank overdrafts	—	—	—	—	3,471	—	3,471
Net intercompany borrowings (payments)	(7,160)	—	—	—	7,160	—	—
Net cash provided by financing activities	—	—	—	—	6,805	—	6,805
Change in cash and cash equivalents	—	—	—	—	175,353	9,579	184,932
Cash and cash equivalents, beginning of period	—	—	—	—	140,452	5,721	146,173
Cash and cash equivalents, end of period	$—	$—	$—	$—	$315,805	$15,300	$331,105

11.                         Subsequent Events

The Company’s management has evaluated events subsequent to September 30, 2010 through the issue date of this report.  There has been no material event noted in this period which would either impact the results reflected in this report or the Company’s results going forward.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Factors That May Affect Results

Certain statements and information herein may be deemed to be “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, statements relating to our objectives, plans and strategies, and all statements (other than statements of historical facts) that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future. Any forward-looking statements herein are made as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, and EMSC undertakes no duty to update or revise any such statements. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Important factors that could cause actual results, developments and business decisions to differ materially from forward-looking statements are described in EMSC’s filings with the SEC from time to time, including in the section entitled “Risk Factors” in EMSC’s most recent Annual Report on Form 10-K and in subsequent Quarterly Reports on Form 10-Q. Among the factors that could cause future results to differ materially from those provided in this Quarterly Report on Form 10-Q are: the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party reimbursement rates and methods; the adequacy of our insurance coverage and insurance reserves; potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry; the impact of changes in the healthcare industry; our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians; our ability to generate cash flow to service our debt obligations; the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment; the loss of one or more members of our senior management team; the outcome of government investigations of certain of our business practices; our ability to successfully restructure our operations to comply with future changes in government regulation; the loss of existing contracts and the accuracy of our assessment of costs under new contracts; the high level of competition in our industry; our ability to maintain or implement complex information systems; our ability to implement our business strategy; our ability to successfully integrate strategic acquisitions; and our ability to comply with the terms of our settlement agreements with the government.

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

Company Overview

We are a leading provider of medical transportation services and facility-based physician services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR, over its more than 50 years of operating history, is a leading provider of ground and fixed-wing ambulance services in the United States based on revenue and number of transports. EmCare, over its more than 35 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups.  Through EmCare, we provide facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology, and teleradiology programs.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient visits for the three and nine months ended September 30, 2010 and 2009. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)				Percentage of Total Volume
	Quarter ended September 30,		Nine months ended September 30,		Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Medicare	22.2%	22.4%	22.0%	23.2%	25.5%	23.7%	25.1%	24.6%
Medicaid	5.8%	4.9%	5.4%	4.7%	13.3%	11.4%	12.7%	11.2%
Commercial insurance and managed care	47.5%	50.2%	49.0%	50.5%	41.0%	42.9%	42.4%	42.7%
Self-pay	4.4%	3.8%	4.2%	3.9%	20.2%	22.0%	19.8%	21.5%
Subsidies & fees	20.1%	18.7%	19.4%	17.7%	—	—	—	—
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our 2010 volume mix has been positively impacted compared to our 2009 volume mix primarily due to the recent expansion of our anesthesia business, which has a lower percentage of self-pay mix when compared to our emergency department, radiology and inpatient services businesses, and due to a decreased percentage of self-pay patients treated in 2010. Our payor mix was negatively impacted during the 2009 periods presented due to an increased level of self-pay patients treated in response to the H1N1 virus, which did not recur in 2010.

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 86% of AMR’s net revenue for the nine months ended September 30, 2010 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities, government agencies and other contracted customers for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

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

EmCare

Of EmCare’s net revenue for the nine months ended September 30, 2010, approximately 78% was derived from our hospital contracts for emergency department staffing and approximately 22% was derived from hospitalist, anesthesiology, radiology, teleradiology and other hospital management services.  Approximately 77% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 23% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 10.6% and 9.7% of AMR’s operating expenses for the three months ended September 30, 2010 and 2009, respectively, and 10.1% and 8.9% for the nine months ended September 30, 2010 and 2009, respectively.  Although we have generally been able to offset inflationary and other cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care.  We estimate our provision for contractual discounts and uncompensated care based on payor reimbursement schedules, historical collections and write-off experience and other economic data.  As a result of the estimates used in recording the provisions, the nature of healthcare collections, which may involve lengthy delays, there is a reasonable possibility that recorded estimates will change materially in the short-term.

The changes in the provisions for contractual discounts and uncompensated care are primarily a result of changes in our gross fee-for-service rate schedules and gross accounts receivable balances. These gross fee schedules, including any changes to existing fee schedules, generally are negotiated with various contracting entities, including municipalities and facilities. Fee schedule increases are billed for all revenue sources and to all payors under that specific contract; however, reimbursement in the case of certain state and federal payors, including Medicare and Medicaid, will not change as a result of the change in gross fee schedules. In certain cases, this results in a higher level of contractual and uncompensated care provisions and allowances, requiring a higher percentage of contractual discount and uncompensated care provisions compared to gross charges.

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue for the three and nine month periods ended September 30, 2010 and 2009.

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three and nine months ended September 30, 2010 and for the three and nine months ended September 30, 2009 for EMSC and our two operating segments.

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

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended September 30, 2010		Quarter ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$737,180	100.0%	$665,056	100.0%	$2,125,338	100.0%	$1,915,369	100.0%
Compensation and benefits	523,263	71.0	467,625	70.3	1,500,023	70.6	1,332,787	69.6
Operating expenses	91,023	12.3	85,510	12.9	268,138	12.6	252,355	13.2
Insurance expense	25,793	3.5	24,845	3.7	73,805	3.5	75,706	4.0
Selling, general and administrative expenses	17,742	2.4	15,871	2.4	52,898	2.5	47,186	2.5
Interest income from restricted assets	(717)	(0.1)	(1,082)	(0.2)	(2,431)	(0.1)	(3,468)	(0.2)
Adjusted EBITDA	$80,076	10.9%	$72,287	10.9%	$232,905	11.0%	$210,803	11.0%
Depreciation and amortization expense	(16,528)	(2.2)	(15,733)	(2.4)	(48,400)	(2.3)	(48,658)	(2.5)
Interest expense	(4,856)	(0.7)	(10,280)	(1.5)	(18,182)	(0.9)	(30,749)	(1.6)
Realized gain on investments	730	0.1	544	0.1	879	0.0	2,030	0.1
Interest and other income	277	0.0	502	0.1	748	0.0	1,442	0.1
Loss on early debt extinguishment	—	—	—	—	(19,091)	(0.9)	—	—
Income tax expense	(22,990)	(3.1)	(18,533)	(2.8)	(57,355)	(2.7)	(53,144)	(2.8)
Equity in earnings of unconsolidated subsidiary	53	0.0	91	0.0	252	0.0	244	0.0
Net income	$36,762	5.0%	$28,878	4.3%	$91,756	4.3%	$81,968	4.3%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Quarter ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Adjusted EBITDA	$80,076	$72,287	$232,905	$210,803
Interest paid	(4,195)	(9,773)	(16,385)	(29,424)
Change in accounts receivable	(10,882)	7,574	(30,441)	8,448
Change in other operating assets/liabilities	11,164	(2,956)	18,192	16,000
Equity based compensation	2,042	1,121	4,587	2,875
Excess tax benefits from stock-based compensation	(479)	—	(13,977)	—
Income tax expense, net of change in deferred taxes	(24,092)	(472)	(57,617)	(3,155)
Other	989	1,081	2,101	4,254
Cash flows provided by operating activities	$54,623	$68,862	$139,365	$209,801

Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended September 30, 2010		Quarter ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$352,226	100.0%	$338,768	100.0%	$1,033,347	100.0%	$1,010,718	100.0%
Compensation and benefits	221,426	62.9	211,921	62.6	641,079	62.0	628,015	62.1
Operating expenses	79,749	22.6	75,677	22.3	233,827	22.6	222,296	22.0
Insurance expense	9,379	2.7	10,417	3.1	33,339	3.2	35,433	3.5
Selling, general and administrative expenses	10,463	3.0	9,410	2.8	30,419	2.9	28,308	2.8
Interest income from restricted assets	(240)	(0.1)	(495)	(0.1)	(928)	(0.1)	(1,485)	(0.1)
Adjusted EBITDA	$31,449	8.9%	$31,838	9.4%	$95,611	9.3%	$98,151	9.7%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	31,449	8.9	31,838	9.4	95,611	9.3	98,151	9.7
Depreciation and amortization expense	(11,325)	(3.2)	(12,199)	(3.6)	(33,629)	(3.3)	(37,147)	(3.7)
Interest income from restricted assets	(240)	(0.1)	(495)	(0.1)	(928)	(0.1)	(1,485)	(0.1)
Income from operations	$19,884	5.6%	$19,144	5.7%	$61,054	5.9%	$59,519	5.9%

EmCare

	Quarter ended September 30, 2010		Quarter ended September 30, 2009		Nine months ended September 30, 2010		Nine months ended September 30, 2009
		% of net revenue		% of net revenue		% of net revenue		% of net revenue
Net revenue	$384,954	100.0%	$326,288	100.0%	$1,091,991	100.0%	$904,651	100.0%
Compensation and benefits	301,837	78.4	255,704	78.4	858,944	78.7	704,772	77.9
Operating expenses	11,274	2.9	9,833	3.0	34,311	3.1	30,059	3.3
Insurance expense	16,414	4.3	14,428	4.4	40,466	3.7	40,273	4.5
Selling, general and administrative expenses	7,279	1.9	6,461	2.0	22,479	2.1	18,878	2.1
Interest income from restricted assets	(477)	(0.1)	(587)	(0.2)	(1,503)	(0.1)	(1,983)	(0.2)
Adjusted EBITDA	$48,627	12.6%	$40,449	12.4%	$137,294	12.6%	$112,652	12.5%
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	48,627	12.6	40,449	12.4	137,294	12.6	112,652	12.5
Depreciation and amortization expense	(5,203)	(1.4)	(3,534)	(1.1)	(14,771)	(1.4)	(11,511)	(1.3)
Interest income from restricted assets	(477)	(0.1)	(587)	(0.2)	(1,503)	(0.1)	(1,983)	(0.2)
Income from operations	$42,947	11.2%	$36,328	11.1%	$121,020	11.1%	$99,158	11.0%

Quarter ended September 30, 2010 compared to the quarter ended September 30, 2009

Consolidated

Our results for the three months ended September 30, 2010 reflect an increase in net revenue of $72.1 million and an increase in net income of $7.9 million compared to the three months ended September 30, 2009.  The increase in net income was attributable primarily to growth in income from operations and a decrease in interest expense.  Basic and diluted earnings per share were $0.83 and $0.82, respectively, for the three months ended September 30, 2010.  Basic and diluted earnings per share were $0.67 and $0.66, respectively, for the same period in 2009.

Net revenue. For the three months ended September 30, 2010, we generated net revenue of $737.2 million compared to $665.1million for the three months ended September 30, 2009, representing an increase of 10.8%.  The increase is attributable primarily to increases in revenues on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $80.1 million, or 10.9% of net revenue, for the three months ended September 30, 2010 compared to $72.3 million, or 10.9% of net revenue for the three months ended September 30, 2009.

Interest expense. Interest expense for the three months ended September 30, 2010 was $4.9 million compared to $10.3 million for the three months ended September 30, 2009.  The decrease was due to entering into our new credit facility in April 2010 and the redemption of our senior subordinated notes which resulted in a decrease to our effective interest rate compared to our previous debt structure.

Income tax expense. Income tax expense increased by $4.5 million for the three months ended September 30, 2010 compared to the same period in 2009.  Our effective tax rate for the three months ended September 30, 2010 was 38.5%, and 39.2% for the same period in 2009.

AMR

Net revenue. Net revenue for the three months ended September 30, 2010 was $352.2 million, an increase of $13.5 million, or 4.0%, from $338.8 million for the same period in 2009.  The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 2.3%, or $7.6 million, and an increase of 1.7%, or $5.9 million, in weighted transport volume.  The increase in net revenue per weighted transport was primarily due to growth in our managed transportation business combined with other non-transport related revenue increases.  Weighted transports increased 12,500 from the same period last year.  This change was due to an increase in weighted transport volume in existing markets of 0.4%, or 3,000 weighted transports, and an increase of 10,600 weighted transports from our entry into new markets, which increases were offset partially by a decrease of 1,100 weighted transports from the exit of certain markets.

Compensation and benefits. Compensation and benefit costs for the three months ended September 30, 2010 were $221.4 million, or 62.9% of net revenue, compared to $211.9 million, or 62.6% of net revenue, for the same period in 2009. Ambulance crew wages per ambulance unit hour increased by approximately 5.0%, or $5.9 million attributable primarily to wage rate increases.  While weighted transport volume increased from the same period last year, ambulance unit hours decreased by 0.3%, or $0.4 million, due primarily to the increased efficiency in our ambulance unit hour deployment.  During the three months ended September 30, 2010, we incurred $2.5 million in increased medical claim charges associated with several large claims in our self-insured health plans compared to the same period in 2009.  We have historically not seen the number and types of large claims we incurred in the third quarter of 2010.

Operating expenses. Operating expenses for the three months ended September 30, 2010 were $79.7 million, or 22.6% of net revenue, compared to $75.7 million, or 22.3% of net revenue, for the three months ended September 30, 2009.  The change is due primarily to increased fuel costs of $1.0 million, increased costs associated with growth in our managed transportation business of $0.9 million, and increased costs associated with our entry into new markets of $0.8 million.

Insurance expense. Insurance expense for the three months ended September 30, 2010 was $9.4 million, or 2.7% of net revenue, compared to $10.4 million, or 3.1% of net revenue, for the same period in 2009.  We recorded a reduction of prior year insurance provisions of $3.0 million during the three months ended September 30, 2010 and $2.1 million during the three months ended September 30, 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2010 was $10.5 million, or 3.0% of net revenue, compared to $9.4 million, or 2.8% of net revenue, for the three months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2010 was $11.3 million, or 3.2% of net revenue, compared to $12.2 million, or 3.6% of net revenue, for the same period in 2009.  The decrease was due primarily to AMR’s ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets.

EmCare

Net revenue. Net revenue for the three months ended September 30, 2010 was $385.0 million, an increase of $58.7 million, or 18.0%, from $326.3 million for the three months ended September 30, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following June 30, 2009, we added 39 net new contracts which accounted for a net revenue increase of $51.4 million for the three months ended September 30, 2010.  Of the 39 net new contracts added since June 30, 2009, 28 were added in 2009 resulting in an incremental increase in 2010 net revenue of $43.1 million.  EmCare has added 54 new contracts and terminated 43 contracts to date in 2010, resulting in an increase in net revenue of $8.3 million for the three months ended September 30, 2010.   Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $4.0 million, or 1.4%, for the three months ended September 30, 2010.  The change is due to a 2.3% increase in revenue per weighted patient encounter, offset partially by a decrease in same store weighted patient encounters of 0.9% from the prior period.

Compensation and benefits. Compensation and benefits costs for the three months ended September 30, 2010 were $301.8 million, or 78.4% of net revenue, compared to $255.7 million, or 78.4% of net revenue, for the same period in 2009. Provider compensation and benefits costs increased $44.1 million from net new contract additions. Same store provider compensation and benefits costs were $2.5 million below the prior period due primarily to a 0.9% decrease in same store weighted patient encounters.  Non-provider compensation and total benefits costs increased by $4.7 million due primarily to our recent acquisitions and $0.5 million due to increased medical claim charges associated with our self-insured health plans.

Operating expenses. Operating expenses for the three months ended September 30, 2010 were $11.3 million, or 2.9% of net revenue, compared to $9.8 million, or 3.0% of net revenue, for the same period in 2009.  Operating expenses increased $1.5 million due primarily to higher collection agency and billing fees incurred in connection with our net new contracts added since June 30, 2009 and the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the three months ended September 30, 2010 was $16.4 million, or 4.3% of net revenue, compared to $14.4 million, or 4.4% of net revenue, for the three months ended September 30, 2009.  We recorded an increase in prior year insurance provisions of $3.2 million for the three months ended September 30, 2010 and $1.3 million for the same period in 2009.

Selling, general and administrative. Selling, general and administrative expense for the three months ended September 30, 2010 was $7.3 million, or 1.9% of net revenue, compared to $6.5 million, or 2.0% of net revenue, for the three months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2010 was $5.2 million, or 1.4% of net revenue, compared to $3.5 million, or 1.1% of net revenue, for the three months ended September 30, 2009.  The $1.7 million increase was due primarily to additional amortization expense associated with contract intangible assets recorded on acquisitions completed subsequent to June 30, 2009.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Consolidated

Our results for the nine months ended September 30, 2010 reflect an increase in net revenue of $210.0 million and an increase in net income of $9.8 million compared to the nine months ended September 30, 2009.  The increase in net income is attributable primarily to growth in income from operations and a decrease in interest expense, partially offset by the loss on early debt extinguishment.  Basic and diluted earnings per share were $2.09 and $2.06, respectively, for the nine months ended September 30, 2010. Basic and diluted earnings per share were $1.93 and $1.89, respectively, for the same period in 2009.  The basic and diluted earnings per share for the nine months ended September 30, 2010 include the impact from the loss on early debt extinguishment and a reserve recorded in connection with a tentative legal settlement relating to certain AMR affiliates in New York.  These items were recorded in the second quarter of 2010 and account for basic and diluted earnings per share of $0.31 and $0.30, respectively, for the nine months ended September 30, 2010.

Net revenue. For the nine months ended September 30, 2010, net revenue was $2,125.3 million compared to $1,915.4 million for the nine months ended September 30, 2009, representing an increase of 11.0%. The increase is attributable primarily to increases in revenues on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $232.9 million, or 11.0% of net revenue, for the nine months ended September 30, 2010 compared to $210.8 million, or 11.0% of net revenue for the nine months ended September 30, 2009.

Interest expense. Interest expense for the nine months ended September 30, 2010 was $18.2 million compared to $30.7 million for the nine months ended September 30, 2009.  The decrease was due to entering into our new credit facility in April 2010 and the redemption of our senior subordinated notes which resulted in a decrease to our effective interest rate compared to our previous debt structure.

Income tax expense. Income tax expense increased $4.2 million for the nine months ended September 30, 2010, compared to the same period in 2009.  Our effective tax rate for the nine months ended September 30, 2010 was 38.5% compared with 39.4% for the same period in 2009.

AMR

Net revenue. Net revenue for the nine months ended September 30, 2010 was $1,033.3 million, an increase of $22.6 million, or 2.2%, from $1,010.7 million for the same period in 2009.  The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 3.2%, or $32.2 million, partially offset by a decrease of 0.9%, or $9.6 million, in weighted transport volume.  The increase in net revenue per weighted transport of 3.2% was due to a 1.8% increase in rates with the remaining increase coming from growth in our managed transportation business combined with other non-transport related revenue increases.  Weighted transports decreased 20,700 from the same period last year.  This change was due to a decrease in weighted transport volume in existing markets of 1.3%, or 28,400 weighted transports, due to the exit of certain contracts in existing markets, and a decrease of 13,500 weighted transports from the exit of certain markets, which decreases were partially offset by an increase of 21,200 weighted transports from our entry into new markets.

Compensation and benefits. Compensation and benefit costs for the nine months ended September 30, 2010 were $641.1 million, or 62.0% of net revenue, compared to $628.0 million, or 62.1% of net revenue, for the same period in 2009. Ambulance crew wages per ambulance unit hour increased by approximately 4.7%, or $16.0 million attributable primarily to annual wage rate increases.   Ambulance unit hours decreased period over period by 2.2%, or $7.8 million, due primarily to the reduction in volume in existing markets and increased efficiency in our ambulance unit hour deployment.  During the nine months ended September 30, 2010, we incurred $2.5 million in increased medical claim charges associated with several large claims in our self-insured health plans compared to the same period in 2009.  We have historically not seen the number and types of large claims we incurred in the third quarter of 2010.

Operating expenses. Operating expenses for the nine months ended September 30, 2010 were $233.8 million, or 22.6% of net revenue, compared to $222.3 million, or 22.0% of net revenue, for the nine months ended September 30, 2009.  The change is due primarily to increased fuel costs of $3.8 million, increased costs associated with growth in our managed transportation business of $4.5 million, and a $3.1 million reserve recorded in connection with a previously disclosed tentative legal settlement relating to certain AMR affiliates in New York.

Insurance expense. Insurance expense for the nine months ended September 30, 2010 was $33.3 million, or 3.2% of net revenue, compared to $35.4 million, or 3.5% of net revenue, for the same period in 2009.  We recorded a reduction of prior year insurance provisions of $2.9 million during the nine months ended September 30, 2010 and $0.2 million during the same period in 2009.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2010 was $30.4 million, or 2.9% of net revenue, compared to $28.3 million, or 2.8% of net revenue, for the nine months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2010 was $33.6 million, or 3.3% of net revenue, compared to $37.1 million, or 3.7% of net revenue, for the same period in 2009.  The decrease was due to a $2.6 million reduction in depreciation expense related primarily to AMR’s ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets.  Amortization expense also decreased by $0.9 million as certain contract-related intangible assets were fully amortized.

EmCare

Net revenue. Net revenue for the nine months ended September 30, 2010 was $1,092.0 million, an increase of $187.3 million, or 20.7%, from $904.7 million for the nine months ended September 30, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2008, we added 64 net new contracts which accounted for a net revenue increase of $137.1 million for the nine months ended September 30, 2010.  Of the 64 net new contracts added since December 31, 2008, 53 were added in 2009 resulting in an incremental increase in 2010 net revenue of $117.8 million.  EmCare has added 54 new contracts and terminated 43 contracts to date in 2010, resulting in an increase in net revenue of $19.3 million for the nine months ended September 30, 2010.   Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $37.9 million, or 5.3%, for the nine months ended September 30, 2010.  The change is due to a 4.0% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 1.3% over the prior period.  The number of current period same store weighted patient encounters increased 1.3% compared to the prior period notwithstanding increased volume during 2009 from the H1N1 virus and from a milder flu season in 2010.

Compensation and benefits. Compensation and benefits costs for the nine months ended September 30, 2010 were $858.9 million, or 78.7% of net revenue, compared to $704.8 million, or 77.9% of net revenue, for the same period in 2009. Provider compensation and benefits costs increased $113.0 million from net new contract additions. Same store provider compensation and benefits costs were $25.9 million over the prior period due to a 4.1% increase in provider compensation per weighted patient encounter and a 1.3% increase in same store weighted patient encounters.  Non-provider compensation and total benefits costs increased by $16.0 million due primarily to our recent acquisitions and $0.5 million due to increased medical claim charges associated with our self-insured health plans.

Operating expenses. Operating expenses for the nine months ended September 30, 2010 were $34.3 million, or 3.1% of net revenue, compared to $30.1 million, or 3.3% of net revenue, for the same period in 2009.  Operating expenses increased $4.2 million due primarily to higher collection agency and billing fees incurred in connection with our net new contracts added since December 31, 2008 and the expansion of our anesthesiology and radiology businesses.

Insurance expense. Professional liability insurance expense for the nine months ended September 30, 2010 was $40.5 million, or 3.7% of net revenue, compared to $40.3 million, or 4.5% of net revenue, for the nine months ended September 30, 2009. We recorded an increase of prior year insurance provisions of $3.2 million during the nine months ended September 30, 2010 and $4.5 million during the same period in 2009.

Selling, general and administrative. Selling, general and administrative expense for the nine months ended September 30, 2010 was $22.5 million, or 2.1% of net revenue, compared to $18.9 million, or 2.1% of net revenue, for the nine months ended September 30, 2009.  The $3.6 million increase was due primarily to growth in the number of net new contracts since December 31, 2008.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2010 was $14.8 million, or 1.4% of net revenue, compared to $11.5 million, or 1.3% of net revenue, for the nine months ended September 30, 2009.  The $3.3 million increase was due primarily to additional amortization expense associated with contract intangible assets recorded on acquisitions completed subsequent to December 31, 2008.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended December 31, 2009 and incorporated by reference herein. As of September 30, 2010, there were no significant changes in our critical accounting policies or estimation procedures.

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

On April 8, 2010, we completed the financing of new senior secured credit facilities, which is further described in note 5 of the notes accompanying the unaudited consolidated financial statements.  In conjunction with completing this financing, we repaid the balance outstanding on the previous senior secured term loan and redeemed our 10% senior subordinated notes.  These transactions reduce our effective interest rate compared to the rate under our previous debt structure.

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $150.0 million under the revolving credit facility, less outstanding letters of credit of $47.3 million at September 30, 2010.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net cash provided by (used in):
Operating activities	$139,365	$209,801
Investing activities	(80,785)	(31,674)
Financing activities	(45,752)	6,805

Operating activities. Net cash provided by operating activities was $139.4 million for the nine months ended September 30, 2010 compared to $209.8 million for the same period last year.  Cash paid for income taxes increased $45.7 million due to utilization of our net operating loss carryforwards in 2009.  Trade and other accounts receivable decreased cash flows from operations $30.4 million during the nine months ended September 30, 2010 primarily due to revenue growth and increased days sales outstanding, or DSO, in our AMR segment due to temporary Medicare and Medicaid delays and the timing of receipts for our expanded managed transportation business, which represented 3 days of AMR’s DSO as of September 30, 2010.

We regularly analyze DSO which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The reductions since June 30, 2009 shown below are due to additional collections on accounts receivable as a result of continued billing and collection process enhancements at both AMR and EmCare.  The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q3 2009	Q2 2009
AMR	70	68	66	68	70	73
EmCare	54	55	56	60	58	61
EMSC	61	62	61	64	64	67

Investing activities.  Net cash used in investing activities was $80.8 million for the nine months ended September 30, 2010 compared to $31.7 million for the same period in 2009.   The increase in cash used in investing activities relates to $51.2 million used in the acquisition of businesses during 2010.  Additionally, cash used for insurance collateral requirements increased by $13.5 million during the nine months ended September 30, 2010 compared to the same period in 2009.  These changes in cash used in investing activities were offset by an increase in cash provided by other investing activities of $11.8 million during the nine months ended September 30, 2010 compared to the same period in 2009 due primarily to the return of performance bond collateral.

Financing activities. For the nine months ended September 30, 2010, net cash used in financing activities was $45.8 million compared to $6.8 million in net cash provided by financing activities for the nine months ended September 30, 2009.  During the nine months ended September 30, 2010 we incurred $12.0 million in debt issuance costs related to our new credit facility and used $25.0 million to reduce our total outstanding debt.  We also incurred $14.5 million in cash payments related to the redemption of our senior subordinated notes during the nine months ended September 30, 2010.  This is offset by the cash flow benefit related to tax deductions for stock-based compensation during the nine months ended September 30, 2010.  At September 30, there were no amounts outstanding under our revolving credit facility.

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

We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures.  As of September 30, 2010, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.00 to $3.29 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 5.9 million gallons, which represent approximately 32% of our total estimated usage over the hedge period, and are spread over periods from October 2010 through June 2012. As of December 31, 2009, we were party to a series of transactions under the same master agreement with fuel prices ranging from $2.91 to $3.15 per gallon for 2.7 million gallons of fuel, or 26% of our total estimated usage at that time.

As of September 30, 2010, we had $423.5 million of debt excluding capital leases, of which $422.3 million was variable rate debt under our credit facility. An increase or decrease in interest rates of 0.2% will impact our interest costs by $0.8 million annually.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2010

ITEM 1. LEGAL PROCEEDINGS

As referenced in our Annual Report on Form 10-K for the year ended December 31, 2009, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County. In September 2010, we reached an agreement with class representatives to resolve the claims for approximately $1.1 million, which amount includes all remaining refunds due to class members and attorney’s fees for the plaintiffs’ counsel.  The settlement is expected to be approved and finalized by the court by the end of January 2011.

For additional information regarding legal proceedings, please refer to note 7, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, to our Annual Report on Form 10-K filed with the SEC on February 19, 2010 and to our Quarterly Reports on Form 10-Q filed with the SEC on May 4, 2010 and August 5, 2010.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” sections of EMSC’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs

July 1, 2010 through July 31, 2010	—		—	—	N/A
August 1, 2010 through August 31, 2010	—		—	—	N/A
September 1, 2010 through September 30, 2010	23,437	(1)	$54.99	—	N/A

(1)                                  Represents shares delivered to the Company from shares of restricted stock under the Company’s Amended and Restated Long-Term Incentive Plan held by certain employees upon vesting for the purpose of covering the recipients’ tax withholding obligation.

ITEM 6. EXHIBITS

10.14.4	Form of 2007 LTIP Revised Named Executive Officer Restricted Stock Agreement.*

10.14.5	Form of 2007 LTIP Revised Restricted Stock Agreement.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4

Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*               Filed with this Report

**   Furnished with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

November 4, 2010	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

November 4, 2010	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

10.14.4	Form of 2007 LTIP Revised Named Executive Officer Restricted Stock Agreement.*

10.14.5	Form of 2007 LTIP Revised Restricted Stock Agreement.*

31.1	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of the Chief Financial Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4

Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*               Filed with this Report

**   Furnished with this Report