Form 10-K
period 2010-12-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2011-02-18
CIK 1334544, 1344154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Mark one:
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant's class A common stock on the New York Stock Exchange on such date was $1,484.9 million (30,285,248 shares at a closing price per share of $49.03).

          Shares of class A common stock outstanding at February 11, 2011—30,420,991; shares of class B common stock outstanding at February 11, 2011—52,228; LP exchangeable units outstanding at February 11, 2011—13,724,676.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain portions of the registrant's definitive proxy statement to be used in connection with its 2011 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2010 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO ANNUAL REPORT
ON FORM 10-K

FOR THE YEAR ENDED
DECEMBER 31, 2010

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

        Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

  •
  the impact on our revenue of changes in transport volume, mix of insured and uninsured patients, and third party and reimbursement rates and methods,

  •
  the adequacy of our insurance coverage and insurance reserves,

  •
  potential penalties or changes to our operations if we fail to comply with extensive and complex government regulation of our industry,

  •
  the impact of changes in the healthcare industry,

  •
  our ability to recruit and retain qualified physicians and other healthcare professionals, and enforce our non-compete agreements with our physicians,

  •
  our ability to generate cash flow to service our debt obligations,

  •
  the cost of capital expenditures to maintain and upgrade our vehicle fleet and medical equipment,

  •
  the loss of one or more members of our senior management team,

  •
  the outcome of government investigations of certain of our business practices,

  •
  our ability to successfully restructure our operations to comply with future changes in government regulation,

  •
  the loss of existing contracts and the accuracy of our assessment of costs under new contracts,

  •
  the high level of competition in our industry,

  •
  our ability to maintain or implement complex information systems,

  •
  our ability to implement our business strategy,

  •
  our ability to successfully integrate strategic acquisitions, and

  •
  our ability to comply with the terms of our settlement agreements with the government.

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

PART I.

ITEM 1.    BUSINESS

Company Overview

        Emergency Medical Services Corporation ("EMSC", "we", "us", "our", or the "Company") is the leading provider of medical transportation services and facility-based physician services in the United States. We operate our business and market our services under the AMR and EmCare brands, which represent American Medical Response, Inc. and EmCare Holdings Inc., respectively. AMR, with more than 50 years of operating history, is a leading provider of ground and fixed-wing air ambulance services in the United States based on net revenue and number of transports. EmCare, with more than 35 years of operating history, is a leading provider of physician services in the United States based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology and teleradiology programs. Approximately 86% of our net revenue for the year ended December 31, 2010 was generated under exclusive contracts. During 2010, we provided services in approximately 14 million patient encounters in more than 2,000 communities nationwide and generated net revenue of $2.9 billion, of which AMR and EmCare represented 48% and 52%, respectively. All references in this Item to number of contracts and employees are as of December 31, 2010.

        We offer a broad range of essential emergency and non-emergency medical services through our two business segments:

	AMR	EmCare
Core Services:	Pre- and post-hospital medical transportation	Facility-based physician services
	Emergency ("911") and non-emergency ambulance transports	Emergency department staffing and related management services
	Managed transportation services Fixed-wing air ambulance services	Hospitalist/inpatient services, radiology, teleradiology and anesthesiology
Customers:	Communities	Healthcare facilities
	Government agencies	Independent physician groups
	Healthcare facilities	Attending medical staff
Insurers
National Market Position:	7% share of total ambulance market	8% share of emergency department services market
	20% of private provider ambulance market	3% share of anesthesia services market
	2% share of the managed transportation and medical air transport markets	1% share of hospitalist services market 1% share of radiology services market
Number of Contracts:	168 "911" contracts	569 facility contracts
3,375 non-emergency transport arrangements
Volume for the year ended December 31, 2010:	3.2 million transports	11.0 million patient encounters

Recent Developments

        On February 13, 2011 we entered into a definitive merger agreement (the "Merger Agreement") pursuant to which an affiliate of Clayton, Dubilier & Rice, LLC formed to complete the merger will acquire the Company. Pursuant to the Merger Agreement, our stockholders would receive, at the closing of the transaction, $64.00 per share in cash for each outstanding share of class A common stock and class B common stock and each LP Exchangeable Unit of the Company. The Company's board of directors has unanimously approved the terms of the Merger Agreement and has recommended that our stockholders approve the transaction. Onex Corporation and its affiliates, the holders of the Company's LP Exchangeable Units, have sufficient voting power to approve the merger, and have agreed to vote in favor of adoption of the Merger Agreement.

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

        From the completion of our acquisition of AMR and EmCare, we operated through the holding company, EMS LP, until the formation of EMSC, a Delaware corporation. A re-organization was effected concurrently with our initial public offering of common stock on December 21, 2005, which resulted in AMR, EmCare and EMS LP becoming subsidiaries of EMSC, and EMSC controlling 100% of the voting power of EMS LP. As of December 31, 2010 we own 69.0%, and Onex owns 31.0%, of the equity in EMS LP. Onex's equity interest is held through LP exchangeable units that are immediately exchangeable for, and substantially equivalent to, our class B common stock. Although Onex owns a minority of EMS LP, Onex controls EMSC through a majority ownership of our voting stock.

Description of our Business

Industry Overview

        We operate in the medical transportation and facility-based physician services markets, two large and growing segments of the healthcare market. Our facility-based physician services segment includes emergency department, hospitalist/inpatient, anesthesiology, radiology and teleradiology services. By law, most communities are required to provide emergency ambulance services and most hospitals are required to provide emergency department services. Emergency medical services are a core component of the range of care a patient could potentially receive in the pre-hospital and hospital-based settings. Accordingly, we believe that expenditures for these services will continue to correlate closely to growth in the U.S. hospital market and further, that the following key factors will continue to drive growth in all our medical services markets:

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

        Additional factors that may affect the medical services industry are described elsewhere in this report. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation" and "Business—Regulatory Matters."

Medical Transportation Services

        We believe the ambulance services market represents annual expenditures of approximately $16 billion. The ambulance services market is highly fragmented, with more than 15,000 private, public and not-for-profit service providers accounting for an estimated 40 million ambulance transports in 2010. There are a limited number of regional ambulance providers and we are one of only two national ambulance providers.

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

        We provide fixed-wing air ambulance transport services including the specialized medical care required by patients during the transports. We believe the medical air transport market represents annual expenditures of approximately $4 billion.

        We provide managed transportation administration services to insurers, government entities, and health care providers. Through partnerships with external transportation providers, our services include managing ambulance, wheelchair car, and other types of transportation to provide a cost effective solution for those we serve. We believe the managed transportation market represents annual expenditures of approximately $1 billion.

Facility-Based Services

Emergency Department

        We believe the physician reimbursement component of the emergency department services market represents annual expenditures of nearly $15 billion. There are nearly 4,900 hospitals in the United States that operate emergency departments, of which approximately 66% outsource their physician staffing and management for this department. The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 900 national, regional and local providers. We believe we are one of only 6 national providers.

        Between 1997 and 2007, the total number of patient visits to hospital emergency departments increased from 95 million to 117 million, an increase of approximately 23%. This trend, combined with a decline in the number of hospital emergency departments, has resulted in a substantial increase in the average number of patient visits per hospital emergency department during this period. We believe increased volumes through emergency departments and cost pressures facing hospitals have resulted in an increased focus by facilities on their emergency departments.

Inpatient Services

        We provide inpatient service physicians, hospitalists, for patients who are admitted to hospitals and either have no primary care physician or the attending physician requests our hospitalist to manage the patient. This program benefits hospitals by optimizing the average length of stay for patients; certain studies also indicate better patient outcomes and lower mortality rates with these hospitalist programs. This healthcare specialty, with estimated annual expenditures of $18 billion, is expected to continue to grow as hospitals face additional cost pressures and added focus on improving clinical outcomes. This market is currently serviced primarily by hospitals, which self-operate their programs, combined with regional and local group providers.

Radiology/Teleradiology Services

        We provide radiology, including teleradiology, services to hospitals. The industry for these service lines is comprised of a number of smaller local and regional groups, who are at a disadvantage compared to national providers who have the ability to recruit, train, and leverage existing capital and infrastructure support. Teleradiology, the process whereby digital radiologic images are sent from one point to another, has become a fast growing component of the healthcare arena. This technology allows hospitals to have access to full-time radiology support even when access to full-time radiologists may be limited. The market for radiology and teleradiology services has estimated annual expenditures of $10 billion.

Anesthesiology Services

        We also provide anesthesiology services to hospitals and free-standing surgery centers. These services are performed by anesthesiologists and certified registered nurse anesthetists. The anesthesiology market is estimated to have annual expenditures of $17 billion and is currently serviced primarily by hospitals, which self-operate their programs, and local group providers.

Business Segments and Services

        We operate our business and market our services under our two business segments: AMR and EmCare. We provide ambulance transport services in 38 states and the District of Columbia and provide facility-based physician services in 40 states and the District of Columbia.

        The following is a detailed business description for our two business segments.

AMERICAN MEDICAL RESPONSE

        American Medical Response, Inc., or AMR, has developed the largest network of ambulance services in the United States. AMR and our predecessor companies have been providing services to some communities for more than 50 years. As of December 31, 2010 we had a 7% share of the total ambulance services market and a 20% share of the private provider ambulance market. During 2010, AMR treated and transported approximately 3.2 million patients in 38 states utilizing nearly 4,300 vehicles that operated out of more than 200 sites. AMR has more than 3,500 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. AMR's broad geographic footprint enables us to contract on a national and regional basis with managed care and insurance companies.

        For 2010, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance services. These services include treating and stabilizing patients, transporting the patient to a hospital or other healthcare facility and providing attendant medical care en-route. Non-emergency ambulance services, including critical care transfer, wheelchair transports and other interfacility transports, accounted for 28% of AMR's net revenue for the same period. The remaining balance of net revenue for 2010 was generated from fixed-wing air ambulance services, Medicare and Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

        As derived from our annual consolidated financial statements, AMR's net revenue, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the year ended December 31,
	2010	2009	2008
Net revenue	$1,380,860	$1,343,857	$1,401,801
Income from operations	79,058	73,539	72,261
Total identifiable assets	784,454	730,956	789,180

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on AMR's financial results.

        We provide substantially all of our medical transportation services under our AMR brand name. We operate under other names when required to do so by local statute or contractual agreement.

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

        Under certain of our 911 emergency response contracts, we are the first responder to an emergency scene. However, under most of our 911 contracts, the local fire department is the first responder. In these situations, the fire department typically begins stabilization of the patient. Upon our arrival, we continue stabilization through the provision of attendant medical care and transport the patient to the closest appropriate healthcare facility. In certain communities where the fire department historically has been responsible for both first response and emergency services, we seek to develop public/private partnerships with fire departments to provide the emergency transport service. These partnerships emphasize collaboration with the fire departments and afford us the opportunity to provide 911 emergency services in communities that, for a variety of reasons, may not otherwise have outsourced this service to a private provider. In most instances, the provision of emergency services under our partnerships closely resembles that of our most common 911 contracts described above. The public/private partnerships lower our costs by reducing the number of full-time paramedics we would otherwise require. We estimate that the 911 contracts that encompass these public/private partnerships represented approximately 16% of AMR's net revenue for 2010.

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

  •
  Critical care transports are provided to medically unstable patients, such as cardiac patients and neonatal patients who require critical care while being transported between healthcare facilities. Critical care services differ from ALS services in that the ambulance may be equipped with additional medical equipment and may be staffed by one of our medical specialists or by an employee of a healthcare facility to attend to a patient's specific medical needs.

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

  •
  Paramedic Training.  We own and operate National College of Technical Instruction, or NCTI, the largest paramedic training school in the United States and the only accredited institution of its size, with nearly 1,500 graduates in 2010.

  •
  Fixed-wing Air Ambulance Services.  We own Air Ambulance Specialists, Inc., a company we acquired in 2006 that arranges world-wide fixed-wing air ambulance transportation services.

Medical Personnel and Quality Assurance

        Approximately 73% of our 17,500 employees have daily contact with patients, including approximately 5,700 paramedics, 7,000 EMTs and 200 nurses. Paramedics and EMTs must be state-certified to transport patients and perform emergency care services. Certification as an EMT typically requires completion of approximately 150 hours of training in a program designated by the United States Department of Transportation, such as those offered at our training institute, NCTI. Once this program is completed, state-certified EMTs are then eligible to participate in a state-certified paramedic training program. The average paramedic program involves over 1,000 hours of academic training in advanced life support and assessment skills.

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

        Our commitment to quality is reflected in the fact that 17 of our operations across the country are accredited by the Commission on Accreditation of Ambulance Services, or CAAS, representing 12% of the total CAAS accredited centers. CAAS is a joint program between the American Ambulance Association and the American College of Emergency Physicians. The accreditation process is voluntary and evaluates numerous qualitative factors in the delivery of services. We believe communities and managed care providers increasingly consider accreditation as one of the criteria in awarding contracts.

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

        The table below presents AMR's payor mix as a percentage of cash collections in the period as an approximation of net revenue recorded:

	Percentage of AMR cash collections for the year ended December 31,
	2010	2009	2008
Medicare	28.6%	30.6%	28.5%
Medicaid	6.3	5.7	5.3
Commercial insurance/managed care	44.8	44.9	41.5
Self-pay	6.0	5.2	5.1
Fees/subsidies	14.3	13.6	19.6

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

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

        A significant portion of our ambulance transport revenue is derived from Medicare payments. The Balanced Budget Act of 1997, or BBA, modified Medicare reimbursement rates for emergency transportation with the introduction of a national fee schedule. The BBA provided for a phase-in of the national fee schedule by blending the new national fee schedule rates with ambulance service suppliers' pre-existing "reasonable charge" reimbursement rates. The BBA provided for this phase-in period to begin on April 1, 2002, and full transition to the national fee schedule rates became effective on January 1, 2006. In some regions, the national fee schedule would have resulted in a decrease in Medicare reimbursement rates of approximately 25% by the end of the phase-in period. Partially in response to the dramatic decrease in rates dictated by the BBA in some regions, the Medicare Prescription Drug Improvement and Modernization Act of 2003, or the Medicare Modernization Act, established regional rates, certain of which are higher than the BBA's national rates, and provided for the blending of the regional and national rates which extend the initial phase-in period until January 1, 2010. Other rate provisions included in the Medicare Modernization Act provided partial mitigation of the impact of the BBA decreases, including a provision that provided for a 1% to 2% increase for blended rates for the period from January 1, 2004 through December 31, 2006. In addition, the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2010 pursuant to the Patient Protection and Affordable Care Act. Furthermore, the Medicare and Medicaid Extenders Act of 2010 extended this funding through December 31, 2011. Because the Medicare Modernization Act relief is of limited duration, we continue to pursue strategies to offset the decreases mandated by the BBA, including seeking fee and subsidy increases.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule mandated under the BBA, as modified by the phase-in provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $14 million in 2008, an increase in AMR's net revenue of approximately $24 million in 2009, and a decrease in AMR's net revenue of approximately $18 million in 2010. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential increase in AMR's net revenue of less than $1 million during 2011. We have been able to substantially mitigate the phase-in reductions of the BBA through additional fee and subsidy increases. As a 911 emergency response provider, we are uniquely positioned to offset changes in reimbursement by requesting increases in the rates we are permitted to charge for 911 services from the communities we serve. In response, these communities often permit us to increase rates for ambulance services from patients and their third party payors in order to ensure the maintenance of required community-wide 911 emergency response services. While these rate increases do not result in higher payments from Medicare and certain other public or private payors, overall they increase our net revenue.

        See "Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

Contracts

        Emergency Transport.    As of December 31, 2010, we had 168 contracts with communities and government agencies to provide 911 emergency response services. Contracts with communities to provide emergency transport services are typically exclusive, three to five years in length and generally are obtained through a competitive bidding process. In some instances where we are the existing provider, communities elect to renegotiate existing contracts rather than initiate new bidding processes. Our 911 contracts often contain options for earned extensions or evergreen provisions. In the year ended December 31, 2010, our top ten 911 contracts accounted for approximately $335 million, or 24% of AMR's net revenue. We have served these ten customers on a continual basis for an average of 35 years.

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

        Non-Emergency Transport.    We have approximately 3,375 arrangements to provide non-emergency ambulance services with hospitals, nursing homes and other healthcare facilities that require a stable and reliable source of medical transportation for their patients. These contracts typically designate us as the preferred ambulance service provider of non-emergency ambulance services to those facilities and permit us to charge a base fee, mileage reimbursement, and additional fees for the use of particular medical equipment and supplies. We have historically provided a portion of our non-emergency transports to facilities and organizations in competitive markets without specific contracts.

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

        We utilize an on-board monitoring system, Road Safety, which measures operator performance against our safe driving standards. Our operations using Road Safety have experienced improved driving behaviors within 90 days of installation. Road Safety has been implemented in approximately 60% of our vehicles in emergency response markets. We have also started equipping our vehicles with power stretchers, which we expect will reduce the number of lifting injuries to our employees.

Competition

        Our predominant competitors are fire departments and other governmental providers, with approximately 56% of the ambulance transport services market. Firefighters have traditionally acted as the first responders during emergencies, and in many communities provide emergency medical care and transport as well. In many communities we have established public/private partnerships, in which we integrate our transport services with the first responder services of the local fire department. We believe these public/private partnerships provide a model for us to collaborate with fire departments to increase the number of communities we serve.

        Competition in the ambulance transport market is based primarily on:

  •
  pricing,

  •
  the ability to improve customer service, such as on-time performance and efficient call intake,

  •
  the ability to recruit, train and motivate employees, particularly ambulance crews who have direct contact with patients and healthcare personnel, and

  •
  billing and reimbursement expertise.

        Our largest competitor, Rural/Metro Corporation, is the only other national provider of ambulance transport services and generates ambulance transport revenue less than half of AMR's net revenue. Other larger private provider competitors include Acadian Ambulance Service in Louisiana, Paramedics Plus in Texas, Oklahoma, Indiana and Florida, and small, locally owned operators that principally serve the inter-facility transport market.

Insurance

        Workers Compensation, Auto and General Liability.    We have retained liability for the first $1 million to $3 million of the loss under these programs since September 1, 2001, managed either through ACE American Insurance Co., through an insurance subsidiary of American International Group, Inc., or AIG, or through our Cayman- based captive insurance subsidiary, EMCA Insurance Company, Ltd., or EMCA. Generally, our umbrella policies covering claims that exceed our deductible levels have an annual cap of approximately $100 million.

        Professional Liability.    Since April 15, 2001, we have a self-insured retention for our professional liability coverage, which covers the first $2 million for the policy year ending April 15, 2002, covers the first $5 to $5.5 million for policy periods from April 15, 2002 through April 1, 2010, and covers the first $3 million after April 1, 2010. We have umbrella policies with third party insurers covering claims exceeding these retention levels with an aggregate cap of $10 million—$20 million for each separate policy period.

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

Employees

        The following is the breakdown of our employees by job classification as of December 31, 2010.

Job Classification	Full-time	Part-time	Total
Paramedics	3,871	1,817	5,688
Emergency medical technicians	4,605	2,356	6,961
Nurses	119	86	205
Support personnel	4,079	587	4,666

Total	12,674	4,846	17,520

        Approximately 45% of our employees are represented by 39 collective bargaining agreements. A total of 18 collective bargaining agreements, representing approximately 4,800 employees, are subject to renegotiation in 2011. While we believe we maintain a good working relationship with our employees, we have experienced some union work actions. We do not expect these actions to have a material adverse effect on our ability to provide service to our patients and communities.

EMCARE

        EmCare is a leading provider of facility-based physician services to healthcare facilities in the United States, based on number of contracts with hospitals and affiliated physician groups. EmCare has 569 contracts with hospitals and independent physician groups to provide emergency department, hospitalist/inpatient, anesthesiology, radiology and teleradiology staffing, and other administrative services. We have added 318 net new contracts since 2001. During 2010, EmCare had approximately 11.0 million patient encounters in 40 states. As of December 31, 2010, EmCare had an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. EmCare's share of the combined markets for hospitalist, radiology, and anesthesiology services was approximately 2%.

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

        As derived from our annual consolidated financial statements, EmCare's net revenue, income from operations, and total identifiable assets were as follows for each of the periods indicated (amounts in thousands):

	As of and for the year ended December 31,
	2010	2009	2008
Net revenue	$1,478,462	$1,225,828	$1,008,063
Income from operations	166,925	139,597	95,960
Total identifiable assets	678,901	583,806	576,211

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on EmCare's financial results.

Services

        We provide a full range of facility-based physician staffing and related management services for emergency department, hospitalist/inpatient services, anesthesiology, radiology and teleradiology programs, which include:

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

        Recruiting.    Many healthcare facilities lack the dedicated resources necessary to identify and attract specialized, career-oriented physicians. We have committed significant resources to the development of EmSource, a proprietary national physician database that we utilize in our recruiting programs across the country. Our marketing and recruiting staff continuously updates our database of more than 900,000 physicians with relevant data and contact information to allow us to match potential physician candidates to specific openings based upon personal preferences. This targeted recruiting method increases the success and efficiency of our recruiters, and we believe significantly increases our physician retention rates. We actively recruit physicians through various media options including telemarketing, direct mail, conventions, journal advertising and our internet site.

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

        Other Services.    We provide a substantial portion of our services to healthcare facilities through our affiliate physician groups. There are situations in which facilities and physicians are interested in receiving stand-alone management services such as billing and collection, scheduling, recruitment and risk management, and at times we unbundle our services to meet this need. Pursuant to these practice support agreements, which generally will have a term of one to three years, we provide these services to independent physician groups and healthcare facilities. During 2010, we had 11 practice support agreements which generated $36.0 million in net revenue.

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

        Tracking and Trending Claims.    We utilize an extensive claims database developed from our experience in the emergency department setting to identify claim trends and risk factors so that we can better target our risk management initiatives. Each year, we target the medical conditions associated with our most frequent professional liability claims, and provide detailed education to assist our affiliated medical professionals in treating these medical conditions.

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

        Clinical Fail-Safe Programs.    We review and identify key risk areas which we believe may result in increased incidence of patient injuries and resulting claims against us and our affiliated medical professionals. We continue to develop "fail-safe" clinical tools and make them available to our affiliated physicians for use in conjunction with their practice. These "fail-safe" tools assist physicians in identifying common patient attributes and complaints that may identify the patient as being at high risk for certain conditions (e.g., a heart attack).

        Professional Liability Claims Committee.    Each professional liability claim brought against an EmCare affiliated medical professional or EmCare affiliated company is reviewed by EmCare's Claims Committee, consisting of physicians, attorneys and company executives, before any resolution of the claim. The Claims Committee periodically instructs EmCare's risk management personnel to undertake an analysis of particular physicians or hospital locations associated with a given claim.

Billing and Collections

        We receive payment for patient services from:

  •
  federal and state governments, primarily under the Medicare and Medicaid programs,

  •
  health maintenance organizations, preferred provider organizations and private insurers,

  •
  hospitals, and

  •
  individual patients.

        The table below presents the approximate percentages of EmCare's net revenue from the following sources:

	Percentage of EmCare Net Revenue for the year ended December 31,
	2010	2009	2008
Medicare	15.5%	14.6%	15.6%
Medicaid	5.0	3.8	3.1
Commercial insurance/managed care	52.5	56.5	55.5
Self-pay	2.6	2.5	3.2
Subsidies/fees	24.4	22.6	22.6

Total net revenue	100.0%	100.0%	100.0%

        See "Business—Regulatory Matters—Medicare, Medicaid and Other Government Reimbursement Programs" for additional information on reimbursement from Medicare, Medicaid and other government-sponsored programs.

        We code and bill for our emergency department and hospitalist physician services through our wholly-owned subsidiary, Reimbursement Technologies, Inc. We utilize state-of-the-art document imaging and paperless workflow processes to expedite the billing cycle and improve compliance and customer service. Coding and billing for our radiology and anesthesiology services is provided by a combination of internal and external billing companies.

        We do substantially all of the billing for our affiliated physicians, and we have extensive experience in processing claims to third party payors. We employ a billing staff of approximately 750 employees who are trained in third party coverage and reimbursement procedures. Our integrated billing and collection system uses proprietary software to prepare the submission of claims to Medicare, Medicaid and certain other third party payors based on the payor's reimbursement requirements and has the capability to electronically submit most claims to the third party payors' systems. We forward uncollected accounts electronically to three outside collection agencies automatically, based on established parameters. Each of these collection agencies have on-site employees working at our in-house billing company to assist in providing patients with quality customer service.

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

        We deliver services to our hospital customers and their patients through two principal types of contractual arrangements. EmCare or a subsidiary most frequently contracts directly with the hospital to provide physician staffing and management services. In some instances, a physician-owned professional corporation contracts with the hospital to provide physician staffing and management services, and the professional corporation, in turn, contracts with us for a wide range of management and administrative services including billing, scheduling support, accounting and other services. The professional corporation pays our management fee out of the fees it collects from patients, third party payors and, in some cases, the hospital customer. Our physicians and other healthcare professionals who provide services under these hospital contracts do so pursuant to independent contractor or employment agreements with us, or pursuant to arrangements with the professional corporation that has a management agreement with us. We refer to all of these physicians as our affiliated physicians, and these physicians and other individuals as our healthcare professionals.

        Hospital and Practice Support Contracts.    As of December 31, 2010, EmCare provided services under 569 contracts. Generally, agreements with hospitals are awarded on a competitive basis, and have an initial term of three years with one-year automatic renewals and termination by either party on specified notice.

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

        We have established long-term relationships with some of the largest healthcare service providers in the country. None of these customers represent revenue that amounts to 10% of our total net revenue for the years ended December 31, 2010, 2009, or 2008. Our top ten hospital emergency department contracts represent $128.9 million, or 9%, of EmCare's net revenue for the year ended December 31, 2010. We have maintained our relationships with these customers for an average of 15 years.

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

Competition

        The market for outsourced emergency department staffing and related management services is highly fragmented, with more than 900 national, regional and local providers handling an estimated 117 million patient visits in 2007. There are nearly 4,900 hospitals in the United States with emergency departments, of which approximately 66% currently outsource physician services. Of these hospitals that outsource, we believe approximately 49% contract with a local provider, 16% contract with regional provider and 35% contract with a national provider.

        Team Health is our largest competitor and has the second largest share of the emergency department services market with an approximately 5% share based on number of contracts. Other national providers of outsourced emergency department services are Hospital Physician Partners, National Emergency Services Healthcare Group, Schumacher Group and California Emergency Physicians.

        The markets for inpatient, radiology, and anesthesiology services are also highly fragmented. In the case of inpatient services, IPC is the market leader with a 5% share. Other national providers are Team Health and Apogee. For radiology services, market share for Sheridan Healthcare is similar to ours at 1%. For anesthesiology services, we have a 3% share of the market with an additional 4% market share split evenly between Sheridan Healthcare and MEDNAX National Medical Group.

Insurance

        Professional Liability Program.    For the period January 1, 2002 through December 31, 2010, our professional liability insurance program provided "claims-made" insurance coverage with a limit of $1 million per loss event and a $3 million annual per physician aggregate, for all medical professionals whom we have agreed to cover under our professional liability insurance program. Our subsidiaries and affiliated corporate entities are provided with coverage of $1 million per loss event and share a $10 million annual corporate aggregate.

        For the 2002 through 2010 calendar years, most of our professional liability insurance coverage was provided by Columbia Casualty Company and Continental Casualty Company, collectively referred to as CCC. The CCC policies have a retroactive date of January 1, 2001, thereby covering all claims occurring during the 2001 calendar year but reported in each of the 2002 through 2010 calendar years.

        Captive Insurance Arrangement.    Our captive insurance company, EMCA, is a wholly owned subsidiary of EmCare, formed under the Companies Law of the Cayman Islands. EMCA reinsures CCC for all losses associated with the CCC insurance policies under the professional liability insurance program, and provides collateral for the reinsurance arrangement through a trust agreement.

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

Employees and Independent Contractors

        The following is the breakdown of our active affiliated physicians, independent contractors and employees by job classification as of December 31, 2010.

Job Classification	Full-time	Part-time	Total
Physicians	2,088	3,133	5,221
Physician assistants	394	319	713
Nurse practitioners	549	366	915
Non-clinical employees	1,528	353	1,881

Total	4,559	4,171	8,730

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

        Leading, Established Provider of Medical Services.    We are a leading provider of medical transportation services and facility-based outsourced physician services in the United States. We believe our track record of consistently meeting or exceeding our customers' service expectations, coupled with our ability to leverage our infrastructure and technology to drive increased productivity and efficiency, have contributed to our ability to retain existing and win new contracts. Additionally, we have successfully leveraged our core competencies to further expand our services to include hospitalist, radiology/teleradiology, anesthesiology, fixed-wing air ambulance and managed transportation.

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

        Expand Our Existing Service Lines.    We continue to enter complementary service lines, at both AMR and EmCare, which we believe leverage our core competencies. At EmCare, we continued expansion of our anesthesiology services through acquisitions and cross-selling to existing facilities in 2010. At AMR, we continue to focus on our fixed-wing air ambulance services business and expand our managed transportation services. The market demand at both our existing customers and new customers for these services provide new growth opportunities.

        Grow Our Customer Base.    We believe we have a unique competency in the treatment, management and billing of episodic and unscheduled patient care. We believe our long operating history, significant scope and scale and leading market position provide us with new and expanded opportunities to grow our customer base. We have been successful in obtaining regional and national contracts for both operating segments with healthcare systems, free standing facilities and insurance providers for single and multiple service lines.

        Pursue Select Acquisition Opportunities.    The medical transportation services and facility-based physician services industries are highly fragmented, with only a few large national providers. We expect to continue pursuing select acquisitions in our existing business segments, including acquisitions to enhance our presence in existing markets and facilitate our entry into new geographic markets. We will also continue to explore the acquisition of complementary businesses and seek opportunities to expand the scope of services we provide.

        Utilize Technology to Differentiate Our Services and Improve Operating Efficiencies.    We intend to continue to invest in technologies that broaden our services in the marketplace, improve patient care, enhance our billing efficiencies and increase our productivity and profitability.

        Continued Focus on Risk Management.    We will continue to utilize risk management programs for loss prevention and early intervention. This may include continued use of clinical "fail safes" and technology and equipment in our ambulances to reduce vehicular incidents and lifting injuries.

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

Medicare, Medicaid and Other Government Reimbursement Programs

        We derive a significant portion of our revenue from services rendered to beneficiaries of Medicare, Medicaid and other government-sponsored healthcare programs. For 2010, we received approximately 22% of our net revenue from Medicare and 6% from Medicaid. To participate in these programs, we must comply with stringent and often complex enrollment and reimbursement requirements from the federal and state governments. We are subject to governmental reviews and audits of our bills and claims for reimbursement. Retroactive adjustments to amounts previously reimbursed from these programs can and do occur on a regular basis as a result of these reviews and audits. In addition, these programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, all of which may materially increase or decrease the payments we receive for our services as well as affect the cost of providing services. In recent years, Congress has consistently attempted to curb federal spending on such programs.

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

        With the passage of the Medicare Modernization Act, temporary modifications were made to the amounts payable under the ambulance fee schedule in order to mitigate decreases in reimbursement in some regions caused by the Final Rule. The Medicare Modernization Act established regional fee schedules based on historic costs in each region. Effective July 1, 2004, in those regions where the regional fee schedule exceeds the national fee schedule, the regional fee schedule was blended with the national fee schedule on a temporary basis, until January 1, 2010. In addition to the regional fee schedule change, the Medicare Modernization Act included other provisions for additional reimbursement for ambulance transport services provided to Medicare patients. Among other relief, the Medicare Modernization Act provided for a 1% increase in reimbursement for urban transports and a 2% increase for rural transports for the remainder of the original phase-in period of the national ambulance fee schedule, through December 31, 2006. In addition, effective July 1, 2008 the Medicare Improvement for Patients and Providers Act of 2008 provided a temporary mitigation that provided for a 2% to 3% increase for blended rates which was in effect through December 31, 2009 and was subsequently extended to December 31, 2010 pursuant to the Patient Protection and Affordable Care Act. Furthermore, the Medicare and Medicaid Extenders Act of 2010 extended this funding through December 31, 2011.

        We estimate that the impact of the ambulance service rate decreases under the national fee schedule, as modified by the provisions of the Medicare Modernization Act, resulted in an increase in AMR's net revenue of approximately $14 million in 2008, an increase in AMR's net revenue of approximately $24 million in 2009, and a decrease in AMR's net revenue of approximately $18 million in 2010. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of less than $1 million for 2011. We cannot predict whether Congress may make further refinements and technical corrections to the law or pass a new cost containment statute in a manner and in a form that could adversely impact our business.

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

        Medicare Physician Fee Schedule.    Medicare pays for all physician services based upon a national fee schedule, or Fee Schedule, which contains a list of uniform rates. The payment rates under the Fee Schedule are determined based on: (1) national uniform relative value units for the services provided, (2) a geographic adjustment factor and (3) a conversion factor. Payment rates under the Fee Schedule are updated annually. The initial element in each year's update calculation is the Medicare Economic Index, or MEI, which is a government index of practice cost inflation. The update is then adjusted up or down from the MEI based on a target-setting formula system called the Sustainable Growth Rate, or SGR. The SGR is a target rate of growth in spending for physician services which is intended to control the growth of Medicare expenditures for physicians' services. The Fee Schedule update is adjusted to reflect the comparison of actual expenditures to target expenditures. Because one of the factors for calculating the SGR system is linked to the U.S. gross domestic product, the SGR formula may result in a negative payment update if growth in Medicare beneficiaries' use of services exceeds GDP growth. Since 2002, the SGR formula has resulted in negative payment updates under the Fee Schedule which required Congress to take legislative action to reverse the scheduled payment cuts. In July of 2008, Congress passed legislation to prevent a 10.6% reduction in Medicare physician payments which was scheduled to take effect July 1, 2008. The legislation replaced the scheduled 10.6% cut with a 0.5% increase for the remainder of 2008 (retroactive to July 1, 2008) and raised reimbursement rates by an average of 1.1% in 2009. The Fiscal Year 2010 Defense Appropriations Act delayed the implementation of the reductions through February 28, 2010. The Statutory Pay-As-You-Go Act of 2010, or PAYGO, exempts the amount it would cost to freeze payments for five years from PAYGO rules. H.R. 4691, which became law on March 2, 2010, delayed the payment cuts through March 31, 2010. Congress then passed, and the President signed, a bill that extended the payment cut delay through May 31, 2010. On June 25, 2010, further legislation was signed that increased fee schedule payments 2.2% retroactive to June 1 and continuing through November 30, 2010. On November 30, 2010, the President signed the Physician Payment and Therapy Relief Act of 2010 into law, which extended the 2.2% increase for an additional month through December 31, 2010. On December 15, 2010, the President signed further legislation, the Medicare and Medicaid Extenders Act of 2010, delaying a 25 percent cut in Medicare reimbursement for physicians for a year. The legislation froze physicians' reimbursement for all of 2011. Medicare reimbursement to physicians will be reduced approximately 30 percent in 2012 unless Congress takes further action.

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

Federal False Claims Act

        Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. These "qui tam" whistleblower lawsuits may be initiated against any person or entity alleging such person or entity has knowingly or recklessly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or has made a false statement or used a false record to get a claim approved. As part of the Patient Protection and Affordable Care Act of 2010, or the PPACA, which is also known as the healthcare reform legislation, statutory provisions were added which allow improper retention of an overpayment to be a basis for a false claim act allegation, even if the claim was originally submitted appropriately. Penalties for False Claims Act violations include fines ranging from $5,500 to $11,000 for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally-funded healthcare programs. In addition, some states have adopted similar insurance fraud, whistleblower and false claims provisions.

        The government and some courts have taken the position that claims presented in violation of the various statutes, including the federal Anti-Kickback Statute and the Stark Law, described below, can be considered a violation of the federal False Claims Act based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. Last year, as part of PPACA, Congress passed legislation supporting this theory, thereby making it easier for the government to prosecute violations of the Anti-Kickback Statute as False Claim Act violations.

Federal Anti-Kickback Statute

        We are subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (1) the referral of a person covered by Medicare, Medicaid or other governmental programs, (2) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (3) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if "one purpose" of a payment is to induce referrals. Last year, as part of PPACA, Congress passed legislation making it easier for the government to prove that a defendant had the requisite state of mind or "scienter" required for a violation. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties, including fines of up to $50,000 per violation and three times the amount of the unlawful remuneration. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. In addition to a few statutory exceptions, the OIG has published safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute provided all applicable criteria are met. The failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute. In order to obtain additional clarification on arrangements that may not be subject to a statutory exception or may not satisfy the criteria of a safe harbor, Congress established a process under the Health Insurance Portability and Accountability Act of 1996 in which parties can seek an advisory opinion from the OIG.

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

Other Federal Healthcare Fraud and Abuse Laws

        We are also subject to other federal healthcare fraud and abuse laws. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, there are two additional federal crimes that could have an impact on our business: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund an overpayment.

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

Administrative Simplification Provisions of HIPAA

        The Administrative Simplification Provisions of HIPAA required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of health-related information. All healthcare providers were required to be compliant with the new federal privacy requirements enacted by HHS no later than April 14, 2003. We believe we have taken reasonable measures to comply with these requirements.

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

        The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted as part of the American Recovery and Reinvestment Act of 2009, or ARRA, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. See Item 1A, "Risk Factors—Risk Factors Related to Healthcare Regulation—Under amendments to federal privacy law made as part of the HITECH Act, we are subject to more stringent penalties in the event we improperly use or disclose protected health information regarding our patients."

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

        Because we perform services at hospitals and other types of healthcare facilities, we and our affiliated physicians may be subject to laws which are applicable to those entities. For example, our operations are impacted by the Emergency Medical Treatment and Active Labor Act of 1986, or EMTALA, which prohibits "patient dumping" by requiring hospitals and hospital emergency departments and others to assess and stabilize any patient presenting to the hospital's emergency department or urgent care center requesting care for an emergency medical condition, regardless of the patient's ability to pay. Many states in which we operate have similar state law provisions concerning patient dumping. Violations of EMTALA can result in civil penalties and exclusion of the offending physician from the Medicare and Medicaid programs.

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

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with applicable laws and regulations can result in civil and criminal fines and penalties and loss of licensure.

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

        As do other healthcare companies which operate effective compliance programs, from time to time we identify practices that may have resulted in Medicare or Medicaid overpayments or other regulatory issues. For example, we have previously identified situations in which we may have inadvertently utilized incorrect billing codes for some of the services we have billed to government programs such as Medicare or Medicaid, or billed for services which may not meet medical necessity guidelines. In such cases, if appropriate, it is our practice to disclose the issue to the affected government programs and to refund any resulting overpayments. The government usually accepts such disclosures and repayments without taking further enforcement action, and we generally expect that to be the case with respect to our past and future disclosures and repayments. However, it is possible that such disclosures or repayments will result in allegations by the government that we have violated the False Claims Act or other laws, leading to investigations and possibly civil or criminal enforcement actions. A provision passed as part of last year's healthcare reform legislation requires that any overpayments be refunded within sixty days of discovery. Failure to refund overpayments on a timely basis could result in civil monetary penalties or provide a basis for a false claims act allegation.

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

        Onex Partners LP and other entities affiliated with Onex Corporation, which we refer to together as the Onex entities, own all of our outstanding LP exchangeable units, which are exchangeable at any time, at the option of the holder, for our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share (reducing to one vote per share under certain limited circumstances), on all matters to be voted on by our stockholders. Prior to the exchange for class B common stock, the holders of the LP exchangeable units will be able to exercise the same voting rights with respect to EMSC as they would have after the exchange through a share of class B special voting stock. As a result, the Onex entities control approximately 82% of our combined voting power. Accordingly, the Onex entities exercise a controlling influence over our business and affairs and have the power to determine all matters submitted to a vote of our stockholders, including the election of directors, the removal of directors, and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. The Onex entities could cause corporate actions to be taken even if the interests of these entities conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of EMSC that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

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

        We are a holding company, and we have no material assets other than our direct ownership of a 69% equity interest in EMS LP. EMS LP is our only source of cash flow from operations. The Onex entities hold their equity interest in us through LP exchangeable units of EMS LP. As our controlling stockholder, Onex could limit distributions to us from EMS LP, and cause us to amend the EMS LP partnership agreement in a manner that would be beneficial to the Onex entities, as limited partners of EMS LP, and detrimental to our class A stockholders.

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

Our indebtedness could adversely affect our financial condition and our ability to operate our business.

        At December 31, 2010, we had total debt of $421 million, including $420 million of borrowings under the term loan portion of our senior secured credit facility and $1 million of capital lease obligations. We had no borrowings outstanding under our revolving credit facility and we had $75 million of letters of credit outstanding, of which $47 million impact our available credit under the revolving credit facility. In addition, subject to restrictions in the credit agreement governing our senior secured credit facility, we may incur additional debt.

        Our debt could have important consequences to you, including the following:

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

        Furthermore, all of our debt under our senior secured credit facility bears interest at variable rates. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our debt would intensify.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

        Our business may not generate sufficient cash flow from operating activities. The cash we require to meet contractual obligations in 2011, including our debt service, will total approximately $108 million. Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Lower net revenues, or higher provision for uncollectible accounts, generally will reduce our cash flow.

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

Restrictive covenants in our senior secured credit facility may restrict our ability to pursue our business strategies.

        Our senior secured credit facility limits our ability, among other things, to:

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

        EmCare procures professional liability insurance coverage for most of its affiliated medical professionals and professional and corporate entities. Beginning January 1, 2002, this insurance coverage has been provided by affiliates of CNA Insurance Company, which then reinsures the entire program, primarily through EmCare's wholly-owned subsidiary, EMCA. Workers compensation coverage for EmCare's employees and applicable affiliated medical professionals is provided under a similar structure for the period through August 31, 2007. From September 1, 2004 to the closing date of our acquisition of AMR and EmCare, AMR obtained insurance coverage for losses with respect to workers compensation, auto and general liability claims through Laidlaw's captive insurance program. In 2007, AMR transferred the Laidlaw insurance coverage to an insurance subsidiary of AIG and currently has a self-insurance program fronted by an unrelated third party for all of its insurance programs subsequent to September 1, 2001. AMR retains the risk of loss under this coverage. Under these insurance programs, we establish reserves, using actuarial estimates, for all losses covered under the policies. Moreover, in the normal course of our business, we are involved in lawsuits, claims, audits and investigations, including those arising out of our billing and marketing practices, employment disputes, contractual claims and other business disputes for which we may have no insurance coverage, and which are not subject to actuarial estimates. The outcome of these matters could have a material effect on our results of operations in the period when we identify the matter, and the ultimate outcome could have a material adverse effect on our financial position, results of operations, or cash flows.

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

        Some of our insurance coverage is through various third party insurers. To the extent we hold policies to cover certain groups of claims or rely on insurance coverage obtained by third parties to cover such claims, but either we or such third parties did not obtain sufficient insurance limits, did not buy an extended reporting period policy, where applicable, or the issuing insurance company is unable or unwilling to pay such claims, we may be responsible for those losses. Furthermore, for our losses that are insured or reinsured through commercial insurance companies, we are subject to the "credit risk" of those insurance companies. While we believe our commercial insurance company providers currently are creditworthy, there can be no assurance that such insurance companies will remain so in the future.

Volatility in market conditions could negatively impact insurance collateral balances and result in additional funding requirements.

        Our insurance collateral is comprised principally of government and investment grade securities and cash deposits with third parties. The volatility experienced in the market has not had a material impact to our financial position or performance. Future volatility could, however, negatively impact the insurance collateral balances and result in additional funding requirements.

We are subject to decreases in our revenue and profit margin under our fee-for-service contracts, where we bear the risk of changes in volume, payor mix and third party reimbursement rates.

        In our fee-for-service arrangements, which generated approximately 81% of our net revenue for the year ended December 31, 2010, we, or our affiliated physicians, collect the fees for transports and physician services. Under these arrangements, we assume financial risks related to changes in the mix of insured and uninsured patients and patients covered by government-sponsored healthcare programs, third party reimbursement rates and transports and patient volume. In some cases our revenue decreases if our volume or reimbursement decreases, but our expenses may not decrease proportionately. See "—Risk Factors Related to Healthcare Regulation—Changes in the rates or methods of third party reimbursements may adversely affect our revenue and operations." In addition, fee-for-service contracts have less favorable cash flow characteristics in the start-up phase than traditional flat-rate contracts due to longer collection periods.

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

We are required to make capital expenditures for our ambulance services business in order to remain competitive.

        Our capital expenditure requirements primarily relate to maintaining and upgrading our vehicle fleet and medical equipment to serve our customers and remain competitive. The aging of our vehicle fleet requires us to make regular capital expenditures to maintain our current level of service. Our capital expenditures totaled $49 million, $45 million, and $32 million in the years ended December 31, 2010, 2009, and 2008, respectively. In addition, changing competitive conditions or the emergence of any significant advances in medical technology could require us to invest significant capital in additional equipment or capacity in order to remain competitive. If we are unable to fund any such investment or otherwise fail to invest in new vehicles or medical equipment, our business, financial condition or results of operations could be materially and adversely affected.

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

        A significant portion of our growth historically has resulted from increases in the number of emergency and non-emergency transports, and the number of patient encounters and fees for services we provide under existing contracts, and the addition of new contracts. Substantially all of our net revenue in the year ended December 31, 2010 was generated under contracts, including exclusive contracts that accounted for approximately 86% of our 2010 net revenue. Our contracts with hospitals generally have terms of three years and the term of our contracts with communities to provide 911 services generally ranges from three to five years. Most of our contracts are terminable by either of the parties upon notice of as little as 30 days. Any of our contracts may not be renewed or, if renewed, may contain terms that are not as favorable to us as our current contracts. We cannot assure you that we will be successful in retaining our existing contracts or that any loss of contracts would not have a material adverse effect on our business, financial condition and results of operations. Furthermore, certain of our contracts will expire during each fiscal period, and we may be required to seek renewal of these contracts through a formal bidding process that often requires written responses to a Request for Proposal, or RFP. We cannot assure you that we will be successful in retaining such contracts or that we will retain them on terms that are as favorable as present terms.

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

        EmCare.    The market for providing outsourced physician staffing and related management services to hospitals and clinics is highly competitive. Such competition could adversely affect our ability to obtain new contracts, retain existing contracts and increase or maintain profit margins. We compete with both national and regional enterprises such as Team Health, Hospital Physician Partners, The Schumacher Group, California Emergency Physicians and National Emergency Services Healthcare Group, some of which may have greater financial and other resources available to them, greater access to physicians and/or greater access to potential customers. We also compete against local physician groups and self-operated facility-based physician services departments for satisfying staffing and scheduling needs.

Our business depends on numerous complex information systems, and any failure to successfully maintain these systems or implement new systems could materially harm our operations.

        We depend on complex, integrated information systems and standardized procedures for operational and financial information and our billing operations. We may not have the necessary resources to enhance existing information systems or implement new systems where necessary to handle our volume and changing needs. Furthermore, we may experience unanticipated delays, complications and expenses in implementing, integrating and operating our systems. Any interruptions in operations during periods of implementation would adversely affect our ability to properly allocate resources and process billing information in a timely manner, which could result in customer dissatisfaction and delayed cash flow. We also use the development and implementation of sophisticated and specialized technology to differentiate our services from our competitors and improve our profitability. The failure to successfully implement and maintain operational, financial and billing information systems could have an adverse effect on our ability to obtain new business, retain existing business and maintain or increase our profit margins.

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

        As of December 31, 2010, we contracted with approximately 3,460 physicians as independent contractors to fulfill our contractual obligations to customers. Because we treat them as independent contractors rather than as employees, we do not (i) withhold federal or state income or other employment related taxes from the compensation that we pay to them, (ii) make federal or state unemployment tax or Federal Insurance Contributions Act payments (except as described below), (iii) provide workers compensation insurance with respect to such affiliated physicians (except in states that require us to do so even for independent contractors), or (iv) allow them to participate in benefits and retirement programs available to employed physicians. Our contracts with our independent contractor physicians obligate these physicians to pay these taxes and other costs. Whether these physicians are properly classified as independent contractors depends upon the facts and circumstances of our relationship with them. It is possible that the nature of our relationship with these physicians would support a challenge to our classification of them. If such a challenge by federal or state taxing authorities were successful, and the physicians at issue were instead treated as employees, we could be adversely affected and liable for past taxes and penalties to the extent that the physicians did not fulfill their contractual obligations to pay those taxes. Under current federal tax law, however, even if our treatment were successfully challenged, if our current treatment were found to be consistent with a long-standing practice of a significant segment of our industry and we meet certain other requirements, it is possible, but not certain, that our treatment of the physicians would qualify under a "safe harbor" and, consequently, we would be protected from the imposition of past taxes and penalties. In the recent past, however, there have been proposals to eliminate the safe harbor and similar proposals could be made in the future.

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

        Approximately 45% of AMR's employees are represented by 39 collective bargaining agreements. A total of 18 collective bargaining agreements, representing approximately 4,800 employees, are subject to renegotiation in 2011. Although we believe our relations with our employees are good, we cannot assure you that we will be able to negotiate a satisfactory renewal of these collective bargaining agreements or that our employee relations will remain stable.

Our consolidated revenue and earnings could vary significantly from period to period due to our national contract with the Federal Emergency Management Agency.

        Our revenue and earnings under our national contract with FEMA are likely to vary significantly from period to period. In the first four years of the FEMA contract, our annual revenues from services rendered under this contract have varied by approximately $107 million. In its present form, the contract generates revenue for us only in the event of a national emergency and then only if FEMA exercises its broad discretion to order a deployment. Our FEMA revenue therefore depends largely on circumstances outside of our control. We therefore cannot predict the revenue and earnings, if any, we may generate in any given period from our FEMA contract. This may lead to increased volatility in our actual revenue and earnings period to period.

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

        Governmental and private third party payors and other enforcement agencies carefully audit and monitor our compliance with these and other applicable rules, and in some cases in the past have found that we were not in compliance. We have received in the past, and expect to receive in the future, repayment demands from third party payors based on allegations that our services were not medically necessary, were billed at an improper level, or otherwise violated applicable billing requirements. See Item 3, "Legal Proceedings." Our failure to comply with the billing and other rules applicable to us could result in non-payment for services rendered or refunds of amounts previously paid for such services. In addition, non-compliance with these rules may cause us to incur civil and criminal penalties, including fines, imprisonment and exclusion from government healthcare programs such as Medicare and Medicaid, under a number of state and federal laws. These laws include the federal False Claims Act, the civil Monetary Penalties Law, the Health Insurance Portability and Accountability Act of 1996, the federal Anti-Kickback Statute, the Balanced Budget Act of 1997, the federal Deficit Reduction Act of 2005, ARRA, and other provisions of federal, state and local law. The federal False Claims Act and the Anti-Kickback Statute were both recently amended in a manner which makes it easier for the government to demonstrate that a violation has occurred.

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

        The Administrative Simplification Provisions of HIPAA required the Department of Health and Human Services, or HHS, to adopt standards to protect the privacy and security of certain health-related information. The HIPAA privacy regulations contain detailed requirements concerning the use and disclosure of individually identifiable health information by "covered entities," which include AMR and EmCare.

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

        The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted as part of the ARRA, significantly expands the scope of the privacy and security requirements under HIPAA and increases penalties for violations. Prior to the HITECH Act, the focus of HIPAA enforcement was on resolution of alleged non-compliance through voluntary corrective action without fines or penalties in most cases. That focus changed under the HITECH Act, which now imposes mandatory penalties for violations of HIPAA that are due to "willful neglect." For violations due to willful neglect, penalties start at $10,000 and are not to exceed $250,000. For violations due to willful neglect that are not corrected, penalties start at $50,000 and are not to exceed $1.5 million. For violations based on reasonable cause, penalties start at $1,000 per violation and are not to exceed $100,000. For violations determined to be made without knowledge, penalties start at $100 per violation and are not to exceed $25,000. The HITECH Act specifically allows the Office for Civil Rights (OCR) to continue to use corrective action without a penalty, but only in situations where the violation was made without knowledge. The HITECH Act also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs, and attorneys' fees related to violations of HIPAA in such cases.

        The HITECH Act and implementing regulations enacted by HHS further require that patients be notified of any unauthorized acquisition, access, use, or disclosure of their unsecured protected health information, or Unsecured PHI, that compromises the privacy or security of such information, with some exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals within the "same facility." The HITECH Act and implementing regulations specify that such notifications must be made "without unreasonable delay and in no case later than 60 calendar days after discovery of the breach." If a breach affects 500 patients or more, it must be reported immediately to HHS, which will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually. The security breach notification requirements apply not only to unauthorized disclosures of Unsecured PHI to outside third parties, but also to unauthorized internal access to such PHI. This means that unauthorized employee "snooping" into medical records could trigger the notification requirements. These security breach notification requirements became effective on September 23, 2009, but HHS has indicated it will not exercise its enforcement discretion and will not impose sanctions for failure to provide notifications for breaches occurring prior to February 22, 2010.

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

The recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue.

        Almost all of our revenue is either from the healthcare industry or could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. On March 30, 2010, the President signed into law the PPACA, widely referred to as "the healthcare reform legislation," which will make major changes in how health care is delivered and reimbursed. To summarize, PPACA will likely increase the number of individuals who are privately insured, increase the number of individuals with Medicaid coverage, result in reimbursement policies that tie payment to quality, reduce certain payments under Medicare, facilitate the creation of "accountable care organizations" that may use capitation and other alternative payment methodologies, increase enforcement of fraud and abuse laws, and encourage the use of information technology. Many of these changes will not go into effect until future years and many require implementing regulations which have not yet been drafted. While it is too soon to accurately predict the impact of these and other health reform measures on our business, they could potentially have major impacts, both positive and negative.

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

        EmCare's professional liability insurance program, under which insurance is provided for most of our affiliated medical professionals and professional and corporate entities, is reinsured through our wholly-owned subsidiary, EMCA. The activities associated with the business of insurance, and the companies involved in such activities, are closely regulated. Failure to comply with the laws and regulations can result in civil and criminal fines and penalties and loss of licensure. While we have made reasonable efforts to substantially comply with these laws and regulations, and utilize licensed insurance professionals where necessary or appropriate, we cannot assure you that we will not be found to have violated these laws and regulations in some material respects.

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

        In 1999, the OIG issued an Advisory Opinion indicating that discounts provided to health facilities on the transports for which they are financially responsible potentially violate the Anti-Kickback Statute when the ambulance company also receives referrals of Medicare and other government-funded transports from the facility. The OIG has clarified that not all discounts violate the Anti-Kickback Statute, but that the statute may be violated if part of the purpose of the discount is to induce the referral of the transports paid for by Medicare or other federal programs, and the discount does not meet certain "safe harbor" conditions. In the Advisory Opinion and subsequent pronouncements, the OIG has provided guidance to ambulance companies to help them avoid unlawful discounts. See Item 1, "Business—Regulatory Matters—Federal Anti-Kickback Statute."

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

        In the last five years, we have entered into one settlement agreement with the United States government. In September 2006, AMR entered into a settlement agreement to resolve allegations that AMR subsidiaries provided discounts to healthcare facilities in Texas in periods prior to 2002 in violation of the Federal Anti-Kickback Statute. See Item 3, "Legal Proceedings."

        In connection with the September 2006 settlement for AMR, we entered into a CIA which requires us to maintain a compliance program which includes the training of employees and safeguards involving our contracting process nationwide (including tracking of contractual arrangements in Texas). See Item 1, "Business—Regulatory Matters—Corporate Compliance Program and Corporate Integrity Obligations."

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

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Sweeping healthcare reform legislation was signed into law last year and is currently in the early implementation stages. See "—Risk Factors Related to Healthcare Regulation—The recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending may adversely affect our revenue." We anticipate that Congress and state legislatures may continue to review and assess alternative healthcare delivery and payment systems and may in the future propose and adopt legislation effecting fundamental changes in the healthcare delivery system.

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

        We derive a majority of our revenue from direct billings to patients and third party payors such as Medicare, Medicaid and private health insurance companies. As a result, any changes in the rates or methods of reimbursement for the services we provide could have a significant adverse impact on our revenue and financial results. Healthcare reform legislation enacted last year by Congress could result in substantial changes in Medicare and Medicaid coverage and/or funding, as well as changes in coverage and/or amounts paid by private payors, which could have an adverse impact on our revenues from those sources.

        In addition to changes from healthcare reform legislation, government funding for healthcare programs is subject to statutory and regulatory changes, administrative rulings, interpretations of policy and determinations by intermediaries and governmental funding restrictions, all of which could materially impact program coverage and reimbursements for both ambulance and physician services. In recent years, Congress has consistently attempted to curb spending on Medicare, Medicaid and other programs funded in whole or part by the federal government. State and local governments have also attempted to curb spending on those programs for which they are wholly or partly responsible. This has resulted in cost containment measures such as the imposition of new fee schedules that have lowered reimbursement for some of our services and restricted the rate of increase for others, and new utilization controls that limit coverage of our services. For example, we estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in an increase in AMR's net revenue of approximately $14 million in 2008, an increase in AMR's net revenue of approximately $24 million in 2009, and a decrease in AMR's net revenue of approximately $18 million in 2010. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of less than $1 million for 2011.

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

AMR

        Facilities.    In addition to the corporate headquarters, we also lease approximately 570 administrative facilities and other facilities used principally for ambulance basing, garaging and maintenance in those areas in which we provide ambulance services. We own 19 facilities used principally for administrative services and stationing for our ambulances. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2025.

        Vehicle Fleet.    We own and operate approximately 4,300 vehicles. Of these, 78% are ambulances, 9% are wheelchair vans and 13% are support vehicles. Approximately 250 ambulances are part of our reserve fleet used to respond to FEMA deployments and during peak transport activity in several of our markets. We replace ambulances based upon age and usage, but generally every eight to ten years. The average age of our existing ambulance fleet is approximately 6 years. We primarily use in-house maintenance services to maintain our fleet. In those operations where our fleet is small and quality external maintenance services that agree to maintain our fleet in accordance with AMR standards are available, we utilize these maintenance services. We continue to explore ways to decrease our overall capital expenditures for vehicles, including major refurbishing and overhaul of our vehicles to extend their useful life.

EmCare

        Facilities.    We lease approximately 49,000 square feet in an office building at 1717 Main Street, Dallas, Texas, for certain of EmCare's key support functions and regional operations. We also lease 27 facilities to house administrative, billing and other support functions for other regional operations. We believe our present facilities are sufficient to meet our current and projected needs, and that suitable space is readily available should our need for space increase. Our leases expire at various dates through 2019.

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

        During the first quarter of fiscal 2004 we were advised by the United States Department of Justice, or DOJ, that it was investigating certain business practices at AMR including whether discounts in violation of the federal Anti-Kickback Statute were provided by AMR in exchange for referrals involving Medicare eligible patients. Specifically, the government alleged that certain of our hospital and nursing home contracts in effect in Texas in periods prior to 2002 contained discounts in violation of the federal Anti-Kickback Statute. We negotiated a settlement with the government pursuant to which we paid $9 million and obtained a release from the U.S. Government of all claims related to such conduct alleged to have occurred in Texas in periods prior to 2002. In connection with the settlement, we entered into a CIA, which is effective for a period of five years beginning September 12, 2006. Pursuant to the CIA, we are required to maintain a compliance program which includes, among other elements, the appointment of a compliance officer and committee; training of employees nationwide; safeguards for our contracting processes nationwide, including tracking of contractual arrangements in Texas; review by an independent review organization and reporting of certain reportable events. Under the provisions of our purchase agreement for the acquisition of AMR, we and Laidlaw shared responsibility for the settlement amount and certain of the costs associated with the

CIA. There can be no assurance that other investigations or legal action related to our contracting practices will not be pursued against AMR in other jurisdictions or for different time frames.

        On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington, in Washington State Court, Spokane County. The complaint alleged that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. The court has certified a class in this case which is comprised of approximately 15,000 Spokane County residents. In September 2010, we reached an agreement with class representatives to resolve the claims for approximately $1.1 million, which amount includes all remaining refunds due to class members and attorneys' fees for the plaintiffs' counsel. The settlement was recently approved and finalized by the court.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required us to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. We produced documents responsive to the subpoena. The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited us to respond to the identified areas of concern. We reviewed the information provided by the government, provided our response, and are currently in discussions with the DOJ and the OIG regarding resolution of this matter. During the year ended December 31, 2010, we recorded a $3.1 million reserve as an estimate of likely exposure in this matter.

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California and later remanded back to state court; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; and on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles. In addition, in the first quarter of 2010, Melanie Aguilar filed suit in the Superior Court of the State of California on substantially identical claims. The four cases have been joined together as "coordinated cases" and are all pending in state court in Alameda County, California, other than Bartoni, which is currently stayed due to interlocutory appeal. In the Bartoni case, the Company has filed a motion to compel arbitration pursuant to the applicable collective bargaining agreement. On November 5, 2010, the court denied the motion and the Company appealed. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. We are unable at this time to estimate the amount of potential damages, if any.

        We are involved in other litigation arising in the ordinary course of business. Management believes the outcome of these legal proceedings will not have a material adverse effect on our financial condition, results of operations or liquidity.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Shares of our class A common stock have been trading on the New York Stock Exchange ("NYSE"), under the symbol "EMS", since our initial public offering of such stock on December 16, 2005. There is no established market for our class B common stock or our LP exchangeable units. The following table details the high and low sales prices of our class A common stock during the years ended December 31, 2010 and 2009.

	HIGH	LOW
Year ended December 31, 2010:
Fourth Quarter	$65.47	$48.94
Third Quarter	53.58	42.27
Second Quarter	58.90	47.64
First Quarter	61.83	50.79
Year ended December 31, 2009:
Fourth Quarter	$55.50	$41.50
Third Quarter	49.54	36.31
Second Quarter	37.38	28.90
First Quarter	39.11	26.64

        On February 11, 2011, the last sale price of our class A common stock as reported by the NYSE was $70.66 and there were approximately 54 holders of record of our class A common stock, 2 holders of record of our class B common stock and 5 holders of record of our LP exchangeable units.

        We refer you to our Registration Statement filed on Form S-1 under the Securities Act of 1933 with the Securities and Exchange Commission on December 15, 2005 under the caption "Description of Capital Stock" for a further description of our capital stock.

Dividend Policy

        We currently intend to retain any future earnings to support our operations and to fund the development and growth of our business. In addition, the payment of dividends by us to holders of our common stock is limited by our senior secured credit facility. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. We did not pay dividends in 2010, 2009 or 2008 and do not intend to pay cash dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Recent Sales of Unregistered Securities

        We did not have any sales of unregistered securities during the three years ended December 31, 2010.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2010 through October 31, 2010	—	—	—	N/A
November 1, 2010 through November 30, 2010	—	—	—	N/A
December 1, 2010 through December 31, 2010	7,341	$53.79	—	N/A

(1)
Represents shares delivered to the Company from restricted stock units held by certain employees upon vesting for the purpose of covering the recipients' tax withholding obligations. As such, these transactions are deemed to be share repurchases, but not pursuant to any Company share repurchase plan.

Summary of Equity Compensation Plans

        We adopted our equity option plan approved by security holders in 2005 in connection with the acquisition of AMR and EmCare. In 2007 we adopted our Long-Term Incentive Plan, which was approved by our stockholders in 2007, and we ceased to issue options under the previous equity option plan. The original 2007 Long-Term Incentive Plan was amended and restated in May 2008, and a Second Amended and Restated 2007 Long-Term Incentive Plan was approved by stockholders in May 2010. The compensation committee of our board of directors, or the board itself if there is no committee, administers the equity option plans.

        At December 31, 2010, 1,403,185 shares of our class A common stock may be issued upon the exercise of outstanding stock options at a weighted average price of $21.56, and 294,910 shares may vest pursuant to outstanding restricted stock grants. At December 31, 2010, 1,656,798 shares remain available under the Long-Term Incentive Plan for future grants.

Management Investment and Equity Purchase Plan

        In connection with our acquisition of AMR and EmCare, our named executive officers, other members of management and certain employees and affiliated physicians, physician assistants and nurse practitioners purchased shares of class A common stock pursuant to our equity purchase plan. Certain of these shares held by these investors, including our named executive officers, were governed by equityholder agreements. These agreements contained restrictions on transfer of the equity and expired on December 21, 2010, the fifth anniversary of the closing of our initial public offering.

Non-Employee Director Compensation Program

        Under the terms of our Non-Employee Director Compensation Program, in addition to an annual cash retainer of $67,000 ($75,000 for Michael Smith, Chairman of our Audit Committee), each continuing non-employee director (other than Robert M. Le Blanc, our Lead Director), effective immediately following each annual meeting of stockholders, will receive a grant of a number of restricted stock units, or RSUs, having a fair market value of $133,000, based on the closing price of our class A common stock on the business day immediately preceding the grant date. The RSUs will vest on the date of the following annual meeting of stockholders, immediately prior to the vote for directors, and will be paid in shares of our class A common stock (one share for each RSU). The number of RSUs granted to a non-employee director joining the board other than at an annual meeting of stockholders will be pro-rated based on the amount of time remaining until the next annual meeting of stockholders. This equity component of the non-employee director compensation program became effective as of June 1, 2006, and was approved by the stockholders at the 2007 annual meeting of stockholders. The number of RSUs issued and outstanding at December 31, 2010 was 90,340 and due to the nature of the plan, the number of shares remaining for future issuance is indeterminable.

        Generally, non-employee directors will forfeit their annual compensation (both the cash and the equity components) if they do not attend at least 75% of the meetings held in that year by the board of directors and the board committees on which they serve. The board of directors may waive this requirement if it determines that extenuating circumstances precluded such attendance. There will be no compensation paid to directors for attendance at individual meetings, for service on committees of the board of directors or for serving as Chair of any such committee.

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

        We offered our class A common stock to eligible employees and independent contractors associated with EMSC and our subsidiaries pursuant to the ESPP and SPP during 2010, 2009 and 2008. The purchases of stock under these plans occurred in October 2010, October 2009 and September 2008 at a 5% discount to the closing price of our class A common stock on predetermined dates established pursuant to the ESPP and SPP, and as such no compensation charge was recorded for these plans during 2010, 2009 or 2008. Employee contributions to these plans were used to purchase shares of class A common stock totaling 13,113, 8,644 and 20,627 during 2010, 2009 and 2008, respectively.

Performance Graph

        The performance graph comparing cumulative total return among EMSC and certain indexes will be filed in EMSC's annual report for the year ended December 31, 2010, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010; the performance graph is incorporated herein by reference.

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

        Financial data for each of the periods indicated are derived from our audited consolidated financial statements.

	As of and for the year ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net revenue	$2,859,322	$2,569,685	$2,409,864	$2,106,993	$1,934,205
Compensation and benefits	2,023,503	1,796,779	1,637,425	1,455,970	1,333,648
Operating expenses	359,262	334,328	383,359	317,518	294,806
Insurance expense	97,330	97,610	82,221	66,308	74,258
Selling, general and administrative expenses	67,912	63,481	69,658	61,893	57,403
Depreciation and amortization expense	65,332	64,351	68,980	70,483	66,005
Restructuring charges	—	—	—	2,242	6,369

Income from operations	245,983	213,136	168,221	132,579	101,716
Interest income from restricted assets	3,105	4,516	6,407	7,143	5,987
Interest expense	(22,912)	(40,996)	(42,087)	(46,948)	(45,605)
Realized gain (loss) on investments	2,450	2,105	2,722	245	(467)
Interest and other income	968	1,816	2,055	2,055	2,346
Loss on early debt extinguishment	(19,091)	—	(241)	—	(377)

Income before income taxes and equity in earnings of unconsolidated subsidiary	210,503	180,577	137,077	95,074	63,600
Income tax expense	(79,126)	(65,685)	(52,530)	(36,104)	(24,961)

Income before equity in earnings of unconsolidated subsidiary	131,377	114,892	84,547	58,970	38,639
Equity in earnings of unconsolidated subsidiary	347	347	300	848	432

Net income	$131,724	$115,239	$84,847	$59,818	$39,071

Net income per share:
Basic	$3.00	$2.71	$2.04	$1.44	$0.94
Diluted	$2.95	$2.64	$1.97	$1.39	$0.92
Weighted average number of common shares outstanding:
Basic	43,960,912	42,552,716	41,652,783	41,551,207	41,502,632
Diluted	44,693,367	43,623,800	43,130,782	43,146,881	42,528,885
Other Financial Data:
Cash flows provided by (used in):
Operating activities	$185,544	$272,553	$211,457	$97,818	$165,742
Investing activities	(158,865)	(116,629)	(74,945)	(100,226)	(113,127)
Financing activities	(72,206)	30,791	(19,253)	(8,014)	(31,327)
Cash and cash equivalents	287,361	332,888	146,173	28,914	39,336
Total assets	1,748,552	1,654,707	1,541,219	1,479,563	1,318,217
Long-term debt and capital lease obligations, including current maturities	421,276	453,930	458,505	482,883	479,775
Shareholders' Equity	847,205	686,087	539,039	449,496	386,040

Quarterly Results

        The following table summarizes our unaudited results for each quarter in the years ended December 31, 2010 and 2009 (in thousands, except per share amounts).

	2010
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$679,354	$708,804	$737,180	$733,984
Income from operations	57,400	61,843	62,831	63,909
Net income	31,030	23,964	36,762	39,968
Basic net income per common share	0.71	0.54	0.83	0.91
Diluted net income per common share	0.70	0.54	0.82	0.89

	2009
	For the quarter ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$613,022	$637,291	$665,056	$654,316
Income from operations	47,508	55,697	55,472	54,459
Net income	24,071	29,019	28,878	33,271
Basic net income per common share	0.57	0.69	0.67	0.77
Diluted net income per common share	0.56	0.67	0.66	0.75

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

Company Overview

        We are a leading provider of emergency medical services and facility-based physician services in the United States. We operate our business and market our services under the AMR and EmCare brands. AMR is a leading provider of ground and fixed-wing ambulance services in the United States based on net revenue and number of transports. EmCare is a leading provider of physician services in the United States, based on number of contracts with hospitals and affiliated physician groups. Through EmCare, we provide facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology and teleradiology programs. Approximately 86% of our net revenue for the year ended December 31, 2010 was generated under exclusive contracts. During 2010, we provided emergency medical and outsourced physician services in approximately 14 million patient encounters in more than 2,000 communities nationwide.

American Medical Response

        Over its more than 50 years of operating history, AMR has developed the largest network of ambulance services in the United States based on net revenue and number of transports. AMR has a 7% share of the total ambulance services market and a 20% share of the private provider ambulance market. During 2010, AMR treated and transported approximately 3.2 million patients in 38 states by utilizing its fleet of nearly 4,300 vehicles. As of December 31, 2010, AMR had more than 3,500 contracts with communities, government agencies, healthcare providers and insurers to provide ambulance transport services. For the year ended December 31, 2010, approximately 58% of AMR's net revenue was generated from emergency 911 ambulance transport services. Non-emergency ambulance transport services, including critical care transfer, wheelchair transports and other interfacility transports, or IFTs, accounted for 28% of AMR's net revenue for the same period. The balance of net revenue for 2010 was generated from fixed-wing air ambulance services, Medicare and Medicaid managed transportation services, and the provision of training, dispatch and other services to communities and public safety agencies.

EmCare

        Over its more than 30 years of operating history, EmCare has become the largest provider of outsourced emergency department services to healthcare facilities in the United States based on number of contracts with hospitals and affiliated physician groups. EmCare has an 8% share of the total emergency department services market and a 12% share of the outsourced emergency department services market. During 2010, EmCare had approximately 11.0 million patient encounters in 40 states.

        EmCare provides facility-based physician services and related management services to healthcare facilities. EmCare recruits and hires or subcontracts with physicians and other healthcare professionals, who then provide professional services within the healthcare facilities with which we contract. We also provide billing and collection, risk management and other administrative services to our healthcare professionals and to independent physicians. EmCare has 569 contracts with hospitals and independent physician groups to provide emergency department, hospitalist/inpatient, anesthesiology, radiology and teleradiology staffing and other administrative services.

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

        The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the years ended December 31, 2010, 2009 and 2008. In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)			Percentage of Total Volume
	Year ended December 31,			Year ended December 31,
	2010	2009	2008	2010	2009	2008
Medicare	22.0%	23.3%	23.1%	25.2%	24.0%	25.7%
Medicaid	5.6	4.8	4.4	12.9	11.5	10.7
Commercial insurance and managed care	48.7	50.2	47.4	42.2	43.1	42.0
Self-pay	4.3	3.9	4.3	19.7	21.4	21.6
Fees and subsidies	19.4	17.8	20.8	—	—	—

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        Our 2010 volume mix has been positively impacted compared to our 2009 volume mix due primarily to the recent expansion of our anesthesia business, which has a lower percentage of self-pay mix than our emergency department, radiology and inpatient services businesses, and due to a decreased percentage of self-pay patients treated in 2010. Our payor mix was negatively impacted in 2009 due to an increased level of self-pay patients treated in response to the H1N1 virus, which did not recur in 2010.

        In addition to continually monitoring our payor mix, we also analyze the following measures in each of our business segments:

AMR

        Approximately 87% of AMR's net revenue for the year ended December 31, 2010 was transport revenue derived from the treatment and transportation of patients, including fixed-wing air ambulance services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR's net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services. AMR's measures for transport net revenue include:

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

EmCare

        Of EmCare's net revenue for the year ended December 31, 2010, approximately 78% was derived from our hospital contracts for emergency department staffing and approximately 22% was derived from hospitalist, anesthesiology, radiology, teleradiology and other hospital management services. Of this revenue, approximately 77% was generated from billings to third party payors and patients for patient encounters and approximately 23% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare's key net revenue measures are:

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

  •
  Number of contracts.  This reflects the number of contractual relationships we have for outsourced emergency department staffing, hospitalist, radiology, teleradiology, anesthesiology, and other hospital management services. We analyze the change in our number of contracts from period to period based on "net new contracts," which is the difference between total new contracts and contracts that have terminated.

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

        The costs incurred in our EmCare business segment consist primarily of compensation and benefits for physicians and other professional providers, professional liability costs, and contract and other support costs. EmCare's key cost measures include:

  •
  Provider compensation per hour of coverage.  Provider compensation per hour of coverage includes all compensation and benefit costs for all professional providers, including physicians, physician assistants and nurse practitioners, during each patient encounter. Providers include all full-time, part-time and independently contracted providers. Analyzing provider compensation per hour of coverage enables us to monitor our most significant cost in performing services under our contracts.

  •
  Professional liability costs.  These costs include provisions for estimated losses for actual claims, and claims likely to be incurred in the period, based on our past loss experience, as well as actual direct costs, including investigation and defense costs, claims payments, and other costs related to provider professional liability.

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

	Year ended December 31,
	2010	2009	2008
Consolidated/Combined
Adjusted EBITDA	$314,420	$282,003	$243,608
Depreciation and amortization expense	(65,332)	(64,351)	(68,980)
Interest income from restricted assets	(3,105)	(4,516)	(6,407)

Income from operations	245,983	213,136	168,221
Interest income from restricted assets	3,105	4,516	6,407
Interest expense	(22,912)	(40,996)	(42,087)
Realized gain on investments	2,450	2,105	2,722
Interest and other income	968	1,816	2,055
Loss on debt extinguishment	(19,091)	—	(241)
Equity in earnings of unconsolidated subsidiary	347	347	300
Income tax expense	(79,126)	(65,685)	(52,530)

Net income	$131,724	$115,239	$84,847

AMR
Adjusted EBITDA	$125,382	$124,709	$129,933
Depreciation and amortization expense	(44,948)	(49,190)	(55,082)
Interest income from restricted assets	(1,376)	(1,980)	(2,590)

Income from operations	$79,058	$73,539	$72,261

EmCare
Adjusted EBITDA	$189,038	$157,294	$113,675
Depreciation and amortization expense	(20,384)	(15,161)	(13,898)
Interest income from restricted assets	(1,729)	(2,536)	(3,817)

Income from operations	$166,925	$139,597	$95,960

	Year ended December 31,
	2010	2009	2008
Adjusted EBITDA	$314,420	$282,003	$243,608
Interest expense (less deferred loan fee amortization)	(20,428)	(39,165)	(39,983)
Change in accounts receivable	(22,241)	18,742	27,618
Change in other operating assets/liabilities	(825)	42,675	(15,353)
Equity based compensation	6,699	3,979	2,476
Excess tax benefits from stock-based compensation	(15,660)	(17,448)	—
Income tax expense, net of change in deferred taxes	(80,305)	(23,236)	(11,511)
Other	3,884	5,003	4,602

Cash flows provided by operating activities	$185,544	$272,553	$211,457

Factors Affecting Operating Results

Federal Emergency Management Agency Contract

        In 2007, FEMA awarded AMR with a national contract to provide ambulance, para-transit, and rotary and fixed-wing air ambulance transportation services to supplement federal and military responses to disasters, acts of terrorism and other public health emergencies. The original contract covered the 21 states along the Gulf and Atlantic coasts and was expanded by FEMA to the full 48 contiguous states on October 1, 2009. This expanded coverage extends through April 30, 2011 and FEMA has the option to renew the contract for different zones in the contract at various points during the remainder of 2011. In August 2008, AMR was deployed under this contract to provide patient evacuations and disaster relief efforts in three Gulf Coast states for hurricanes Gustav and Ike and recorded approximately $107 million in net revenue during the year ended December 31, 2008. There were no material FEMA deployments during the years ended December 31, 2010 or 2009.

Rate Changes by Government Sponsored Programs

        In February 2002, CMS issued the Final Rule that revised Medicare policy on the coverage of ambulance transport services, effective April 1, 2002. The Final Rule was the result of a mandate under the BBA to establish a national fee schedule for payment of ambulance transport services that would control increases in expenditures under Part B of the Medicare program, establish definitions for ambulance transport services that link payments to the type of services furnished, consider appropriate regional and operational differences and consider adjustments to account for inflation, among other provisions. The Final Rule provided for a five-year phase-in of a national fee schedule, beginning April 1, 2002. We estimate that the impact of a national fee schedule promulgated in 2002, as modified by subsequent legislation, resulted in an increase in AMR's net revenue of approximately $14 million in 2008, an increase in AMR's net revenue of approximately $24 million in 2009, and a decrease in AMR's net revenue of approximately $18 million in 2010. Based upon the current Medicare transport mix and barring further legislative action, we expect a potential decrease in AMR's net revenue of less than $1 million for 2011. Although we have been able to substantially mitigate the phased-in reductions of the BBA through additional fee and subsidy increases, we may not be able to continue to do so.

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

Inflation and Fuel Costs

        Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Excluding the impact of the 2008 hurricane deployment, fuel expense represented 10.2%, 9.1%, and 14.1% of AMR's operating expenses for the years ended December 31, 2010, 2009, and 2008, respectively. Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

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

Claims Liability and Professional Liability Reserves

        We are self-insured up to certain limits for costs associated with workers compensation claims, automobile, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that we will ultimately incur on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are based upon independent actuarial valuations, which are updated quarterly. Reserves other than general liability reserves are discounted at a rate commensurate with the interest rate on monetary assets that essentially are risk free and have a maturity comparable to the underlying liabilities. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. We believe the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, our recorded reserves could differ from our ultimate costs related to these claims due to changes in our accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Due to the complexity and uncertainty associated with these factors, we do not believe it is practical or meaningful to quantify the sensitivity of any particular assumption in isolation. During 2010 we recorded an increase in our provisions for insurance liabilities of $0.4 million, an increase of $4.5 million during 2009, and a decrease of $4.1 million during 2008 related to reserves for losses in prior years. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

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

        Our provision and allowance for uncompensated care is based primarily on the historical collection and write-off activity of our approximately 14 million annual patient encounters. We extract this data from our billing systems regularly and use it to compare our accounts receivable balances to estimated ultimate collections. Our allowance for uncompensated care is related principally to receivables we record for self-pay patients and is not recorded on specific accounts due to the volume of individual patient receivables and the thousands of commercial and managed care contracts.

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

        Management also regularly analyzes the ultimate collectability of accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected. The analysis resulted in revenue adjustments which were less than 1% of net revenue for the years ended December 31, 2010, 2009 and 2008.

        The evaluation of these factors, as well as the interpretation of governmental regulations and private insurance contract provisions, involves complex, subjective judgments. As a result of the inherent complexity of these calculations, our actual revenues and net income, and our accounts receivable, could vary significantly from the amounts reported.

Income Taxes

        Deferred income taxes reflect the impact of temporary differences between the reported amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. A valuation allowance is provided for deferred tax assets when management concludes it is more likely than not that some portion of the deferred tax assets will not be recognized. The respective tax authorities, in the normal course, audit previous tax filings. We have recorded reserves based upon management's best estimate of final outcomes, but such estimates may differ from the tax authorities ultimate outcomes.

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

        Definite life intangible assets are subject to impairment reviews when evidence or triggering events suggest that an impairment may have occurred. Should such triggering events occur that cause us to review our definite life intangibles, management evaluates the carrying value in relation to the projection of future cash flows of the underlying assets. If deemed necessary, we would take a charge to earnings for the difference between the carrying value and the estimated fair value. Should factors affecting the value of our definite life intangibles change significantly, such as declining contract retention rates or reduced contractual cash flows, we may need to record an impairment charge that is significant to our financial statements.

Results of Operations

Basis of Presentation

        The following tables present, for the periods indicated, consolidated results of operations and amounts expressed as a percentage of net revenue. This information has been derived from our audited statements of operations for the years ended December 31, 2010, 2009, and 2008.

 Consolidated Results of Operations and as a Percentage of Net Revenue
(dollars in thousands)

	Year ended December 31,
	2010	2009	2008
Net revenue	$2,859,322	$2,569,685	$2,409,864
Compensation and benefits	2,023,503	1,796,779	1,637,425
Operating expenses	359,262	334,328	383,359
Insurance expense	97,330	97,610	82,221
Selling, general and administrative expenses	67,912	63,481	69,658
Depreciation and amortization expense	65,332	64,351	68,980

Income from operations	245,983	213,136	168,221
Interest income from restricted assets	3,105	4,516	6,407
Interest expense	(22,912)	(40,996)	(42,087)
Realized gain on investments	2,450	2,105	2,722
Interest and other income	968	1,816	2,055
Loss on early debt extinguishment	(19,091)	—	(241)
Equity in earnings of unconsolidated subsidiary	347	347	300
Income tax expense	(79,126)	(65,685)	(52,530)

Net income	$131,724	$115,239	$84,847

	Year ended December 31,
	2010	2009	2008
Net revenue	100.0%	100.0%	100.0%
Compensation and benefits	70.8	69.9	67.9
Operating expenses	12.6	13.0	15.9
Insurance expenses	3.4	3.8	3.4
Selling, general and administrative expenses	2.4	2.5	2.9
Depreciation and amortization expense	2.3	2.5	2.9

Income from operations	8.6%	8.3%	7.0%

 AMR

(dollars in thousands)

	Year ended December 31,
	2010	% of net revenue	2009	% of net revenue	2008	% of net revenue
Net revenue	$1,380,860	100.0%	$1,343,857	100.0%	$1,401,801	100.0%
Compensation and benefits	859,114	62.2	840,473	62.5	841,648	60.0
Operating expenses	313,517	22.7	294,456	21.9	347,004	24.8
Insurance expense	44,790	3.2	47,991	3.6	39,895	2.8
Selling, general and administrative expenses	39,433	2.9	38,208	2.8	45,911	3.3
Depreciation and amortization expense	44,948	3.3	49,190	3.7	55,082	3.9

Income from operations	$79,058	5.7%	$73,539	5.5%	$72,261	5.2%

EmCare

(dollars in thousands)

	Year ended December 31,
	2010	% of net revenue	2009	% of net revenue	2008	% of net revenue
Net revenue	$1,478,462	100.0%	$1,225,828	100.0%	$1,008,063	100.0%
Compensation and benefits	1,164,389	78.8	956,306	78.0	795,777	78.9
Operating expenses	45,745	3.1	39,872	3.3	36,355	3.6
Insurance expense	52,540	3.6	49,619	4.0	42,326	4.2
Selling, general and administrative expenses	28,479	1.9	25,273	2.1	23,747	2.4
Depreciation and amortization expense	20,384	1.4	15,161	1.2	13,898	1.4

Income from operations	$166,925	11.3%	$139,597	11.4%	$95,960	9.5%

Year ended December 31, 2010 compared to year ended December 31, 2009

Consolidated

        Our results for the year ended December 31, 2010 reflect an increase in net revenue of $289.6 million and an increase in net income of $16.5 million compared to the year ended December 31, 2009. The increase in net income was attributable primarily to growth in income from operations and a decrease in interest expense, partially offset by the loss on early debt extinguishment. Basic and diluted earnings per share were $3.00 and $2.95, respectively, for the year ended December 31, 2010. Basic and diluted earnings per share were $2.71 and $2.64, respectively, for the same period in 2009. The basic and diluted earnings per share for the year ended December 31, 2010 include the impact from the loss on early debt extinguishment and a reserve recorded in connection with a tentative legal settlement relating to certain AMR affiliates in New York, or the NY Accrual. These items were recorded in the second quarter of 2010 and account for basic and diluted earnings per share of $0.31 and $0.30, respectively, for the year ended December 31, 2010.

Net revenue

        For the year ended December 31, 2010, we generated net revenue of $2,859.3 million compared to net revenue of $2,569.7 million for the year ended December 31, 2009, representing an increase of 11.3%. The increase is attributable to increases in revenues on existing contracts and increased volume from net new contracts and acquisitions.

Adjusted EBITDA

        Adjusted EBITDA was $314.4 million, or 11.0% of net revenue, for the year ended December 31, 2010 compared to $282.0 million, or 11.0% of net revenue, for the same period in 2009. The year ended December 31, 2010 includes the impact from the NY Accrual described previously.

Interest expense

        Interest expense for the year ended December 31, 2010 was $22.9 million compared to $41.0 million for the same period in 2009. The decrease was due to entering into our new credit facility in April 2010 and the redemption of our senior subordinated notes which resulted in a decrease to our effective interest rate compared to our previous debt structure. In conjunction with entering our new credit facility, we reduced our total outstanding debt by $25.0 million.

Income tax expense

        Income tax expense increased by $13.4 million for the year ended December 31, 2010, compared to the same period in 2009. Our effective tax rate for the year ended December 31, 2010 was 37.6% compared with 36.4% for the same period in 2009. The effective tax rate in 2009 was impacted by the reversal of reserves associated with previous tax positions recognized in prior periods, partially offset by additional valuation allowances recognized during 2009. The effective tax rate in 2010 was favorably impacted by the reduction of certain valuation allowances recognized in prior periods.

AMR

Net revenue

        Net revenue for the year ended December 31, 2010 was $1,380.9 million, an increase of $37.0 million, or 2.8%, from $1,343.9 million for the same period in 2009. The increase in net revenue was due primarily to an increase in net revenue per weighted transport of 2.8%, or $37.3 million. The increase in net revenue per weighted transport of 2.8% was due to a 2.1% increase in rates with the remaining increase coming from growth in our managed transportation business combined with other non-transport related revenue increases. Weighted transports decreased 700 from the same period last year. This change was due to a decrease in weighted transport volume in existing markets of 0.6%, or 17,800 weighted transports, due to the exit of certain contracts in existing markets, and a decrease of 14,600 weighted transports from the exit of certain markets, which decreases were offset by an increase of 31,700 weighted transports from our entry into new markets.

Compensation and benefits

        Compensation and benefit costs for the year ended December 31, 2010 were $859.1 million, or 62.2% of net revenue, compared to $840.5 million, or 62.5% of net revenue, for the year ended December 31, 2009. Ambulance crew wages per ambulance unit hour increased by approximately 4.3%, or $19.7 million attributable primarily to annual wage rate increases. Ambulance unit hours decreased period over period by 1.4%, or $6.8 million, due primarily to the reduction in volume in existing markets and increased efficiency in our ambulance unit hour deployment.

Operating expenses

        Operating expenses for the year ended December 31, 2010 were $313.5 million, or 22.7% of net revenue, compared to $294.5 million, or 21.9% of net revenue, for the year ended December 31, 2009. The change is due primarily to increased fuel costs of $5.1 million, increased costs associated with growth in our managed transportation business of $9.2 million, and a $3.1 million reserve recorded in connection with the NY Accrual.

Insurance expense

        Insurance expense for the year ended December 31, 2010 was $44.8 million, or 3.2% of net revenue, compared to $48.0 million, or 3.6% of net revenue, for the year ended December 31, 2009. We recorded a decrease of prior year insurance provisions of $3.2 million during the year ended December 31, 2010 compared to an increase of $1.1 million for the same period in 2009.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2010 was $39.4 million, or 2.9% of net revenue, compared to $38.2 million, or 2.8% of net revenue, for the year ended December 31, 2009.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2010 was $44.9 million, or 3.3% of net revenue, compared to $49.2 million, or 3.7% of net revenue, for the same period in 2009. The decrease is due primarily to a $3.0 million reduction in depreciation expense related to AMR's ability to utilize fewer ambulances to service its existing contracts and the timing of replacing fully depreciated assets. Amortization expense also decreased by $1.3 million as certain contract-related intangible assets became fully amortized in 2009.

EmCare

Net revenue

        Net revenue for the year ended December 31, 2010 was $1,478.5 million, an increase of $252.6 million, or 20.6%, from $1,225.8 million for the year ended December 31, 2009. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2008, we added 95 net new contracts which accounted for a net revenue increase of $191.3 million in 2010. Of the 95 net new contracts added since December 31, 2008, 53 were added in 2009 resulting in an incremental increase in 2010 net revenue of $143.6 million. During the year ended December 31, 2010, EmCare added 107 new contracts and terminated 65 contracts resulting in an increase in net revenue of $47.7 million. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $46.5 million, or 5.0%, for the year ended December 31, 2010. The change is due to a 4.5% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 0.5% over the prior period. 2009 weighted encounters were positively impacted by additional volume from patients treated in response to the H1N1 virus.

Compensation and benefits

        Compensation and benefits costs for the year ended December 31, 2010 were $1,164.4 million, or 78.8% of net revenue, compared to $956.3 million, or 78.0% of net revenue, for the same period in 2009. Provider compensation costs increased $160.1 million from net new contract additions. "Same store" provider compensation and benefits costs were $30.0 million over the prior period due to a 4.3%

increase in provider compensation per weighted patient encounter and a 0.5% increase in weighted patient encounters. Non-provider compensation and total benefits costs increased by $17.0 million due primarily to our recent acquisitions.

Operating expenses

        Operating expenses for the year ended December 31, 2010 were $45.7 million, or 3.1% of net revenue, compared to $39.9 million, or 3.3% of net revenue, for the same period in 2009. Operating expenses increased $5.9 million due primarily to higher collection agency and billing fees incurred in connection with our net new contracts added since December 31, 2008 and the expansion of our anesthesiology and radiology businesses.

Insurance expense

        Professional liability insurance expense for the year ended December 31, 2010 was $52.5 million, or 3.6% of net revenue, compared to $49.6 million, or 4.0% of net revenue, for the same period in 2009. An increase of prior year insurance provisions of $3.6 million was recorded during the year ended December 31, 2010 compared to an increase of $3.4 million during the same period in 2009.

Selling, general and administrative

        Selling, general and administrative expense for the year ended December 31, 2010 was $28.5 million, or 1.9% of net revenue, compared to $25.3 million, or 2.1% of net revenue, for the same period in 2009. The $3.2 million increase is due primarily to growth in the number of net new contracts since December 31, 2008, including costs relating to our acquisitions.

Depreciation and amortization

        Depreciation and amortization expense for the year ended December 31, 2010 was $20.4 million, or 1.4% of net revenue, compared to $15.2 million, or 1.2% of net revenue, for the same period in 2009. The $5.2 million increase is due primarily to additional amortization expense associated with contract intangible assets recorded on acquisitions completed subsequent to December 31, 2008.

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

Income tax expense

        Income tax expense increased by $13.2 million for the year ended December 31, 2009, compared to the same period in 2008, which resulted primarily from increased operating income and was partially offset by the reversal of reserves associated with previous tax positions. Our effective tax rate for the year ended December 31, 2009 was 36.4% compared with 38.2% for the same period in 2008. The decrease to the effective tax rate is due to the reversal of reserves associated with previous tax positions, partially offset by additional valuation allowances recognized during 2009.

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

EmCare

Net revenue

        Net revenue for the year ended December 31, 2009 was $1,225.8 million, an increase of $217.8 million, or 21.6%, from $1,008.1 million for the year ended December 31, 2008. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2007, we added 132 net new contracts which accounted for a net revenue increase of $146.7 million in 2009. Of the 132 net new contracts added since December 31, 2007, 79 were added in 2008 resulting in an incremental increase in 2009 net revenue of $72.3 million. Of the 79 net new contracts added in 2008, 45 were from our acquisition of Clinical Partners in August 2008 with related management fee revenue totaling $8.3 million during the year ended December 31, 2009. For the year ended December 31, 2009, EmCare added 106 new contracts and terminated 53 contracts resulting in an increase in net revenue of $74.5 million. Of the 106 new contracts added in 2009, 23 were from our acquisition of Pinnacle Consultants Mid-Atlantic and the management services company of Pinnacle Anesthesia Consultants, P.A., collectively referred to as Pinnacle, which was effective December 19, 2009 with related net revenue of $2.6 million recorded in 2009. Net revenue under our "same store" contracts (contracts in existence for the entirety of both years) increased $62.7 million, or 8.1%, for the year ended December 31, 2009. The change is due to a 1.9% increase in revenue per weighted patient encounter and an increase in same store weighted patient encounters of 6.2% over the prior period. 2009 weighted encounters were positively impacted by additional volume from patients treated in response to the H1N1 virus.

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

        On April 8, 2010, we completed the financing of new senior secured credit facilities, which is further described in note 8 of the notes accompanying the consolidated financial statements. In conjunction with the completion of the financing under the new credit facilities, we repaid the balance outstanding on the previous senior secured term loan and redeemed our 10% senior subordinated notes. These transactions will reduce our effective interest rate going forward compared to the rate under our previous debt structure.

        We have available to us, upon compliance with customary conditions, $150.0 million under the revolving credit facility, less any letters of credit outstanding. Outstanding letters of credit at December 31, 2010, which impacted our available credit under the revolving credit facility, totaled $47.3 million. At December 31, 2010, EMCA also had letters of credit outstanding of $27.8 million.

Cash Flow

        The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated (amounts in thousands):

	Year ended December 31,
	2010	2009	2008
Net cash provided by (used in)
Operating activities	$185,544	$272,553	$211,457
Investing activities	(158,865)	(116,629)	(74,945)
Financing activities	$(72,206)	$30,791	$(19,253)

Operating Activities

        Net cash provided by operating activities was $185.5 million for the year ended December 31, 2010 compared to $272.6 million for the same period last year. Cash tax payments increased $78.0 million due to increased utilization of our net operating loss carryforwards in 2009 compared to 2010. Trade and other accounts receivable decreased cash flows from operations $22.2 million during the year ended December 31, 2010 primarily due to revenue growth, offset by a decrease in days sales outstanding, or DSO. Operating cash flow in 2009 was positively impacted by a reduction in accounts receivable of $18.7 million from a reduction in DSO. Operating cash flow associated with the change in prepaids and other current assets decreased by $18.5 million for the year ended December 31, 2010 compared to the same period in 2009. The positive impact in 2009 is primarily attributable to the timing of payments for income taxes and insurance premiums. Accounts payable and accrued liabilities decreased operating cash flow by $3.1 million during 2010 compared to an increase of $18.0 million in 2009. The change is attributable primarily to the timing of payroll related payments.

        We regularly analyze DSO, which is calculated by taking our net revenue for the quarter divided by the number of days in the quarter. The result is divided into net accounts receivable at the end of the period. DSO provides us with a gauge to measure receivables, revenue and collection activities. The reductions since December 31, 2007 shown below are due to additional collections on accounts receivable from continued billing and collection process enhancements at both AMR and EmCare. The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009	Q4 2008	Q4 2007
AMR	69	70	68	66	68	79	89
EmCare	54	54	55	56	60	68	79
EMSC	61	61	62	61	64	74	85

        Net cash provided by operating activities was $272.6 million for the year ended December 31, 2009 compared to $211.5 million for the same period in 2008. Operating cash flows were affected primarily by changes in net income combined with changes in operating assets and liabilities. Operating cash flow associated with the change in prepaids and other current assets increased by $27.8 million for the year ended December 31, 2009 compared to the same period in 2008. The change is primarily attributable to the timing of payments for income taxes and insurance premiums. Accounts payable and accrued liabilities increased operating cash flow by $18.0 million during 2009 compared to a decrease of $1.4 million in 2008. The change is attributable primarily to the timing of payroll related payments.

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

Investing Activities

        Net cash used in investing activities was $158.9 million for the year ended December 31, 2010 compared to $116.6 million for the same period in 2009. The change relates primarily to increases in acquisition activity. Acquisitions of businesses totaled $119.9 million during the year ended December 31, 2010 compared to $75.6 million during the same period in 2009. This change in cash used in investing activities was offset by an increase in cash provided by other investing activities of $11.3 million during the year ended December 31, 2010 compared to the same period in 2009 due primarily to the return of performance bond collateral.

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

Financing Activities

        Net cash used in financing activities was $72.2 million for the year ended December 31, 2010 compared to net cash provided by financing activities of $30.8 million for the same period in 2009. In connection with our new credit facilities entered into in April 2010, we incurred $12.1 million in debt issuance costs related to our new credit facility and used $25.0 million to reduce our total outstanding debt. We also incurred $14.5 million in cash payments related to the redemption of our senior subordinated notes during the year ended December 31, 2010. Additionally, the change in bank overdrafts increased the cash used in financing activities by $32.6 million in 2010 as we transferred funds between bank accounts to take advantage of attractive depository terms. These items are partially offset by the cash flow benefit related to tax deductions for stock-based compensation during the year ended December 31, 2010. At December 31, 2010 and 2009, there were no amounts outstanding under our revolving credit facility.

        Net cash provided by financing activities was $30.8 million for the year ended December 31, 2009 compared to net cash used in financing activities of $19.3 million for the same period in 2008. The variance relates primarily to unscheduled payments of approximately $20.0 million on our senior secured credit facility in 2008 combined with increased cash flows from the exercise of stock options and the cash inflow from excess tax benefits associated with stock-based compensation during the year ended December 31, 2009. At December 31, 2009 and 2008, there were no amounts outstanding under our revolving credit facility.

Debt Facilities

        On April 8, 2010, the Company completed the financing of new senior secured credit facilities consisting of a $425 million term loan and a $150 million revolving credit facility. The term loan bears interest at LIBOR, plus a margin of 3.00%, and requires quarterly principal repayments until maturity in 2015. The revolving facility was established to fund the Company's working capital and letter of credit needs. It also bears interest at LIBOR, plus a margin of 3.00%, is subject to an annual commitment fee of 0.5% on unutilized commitments, and is repayable at maturity in 2015. The senior secured credit facilities can be expanded and the interest rate margins stepped down to 2.75% upon achieving certain leverage ratios. Substantially all of EMS LP's domestic assets are pledged as collateral under the new senior secured credit facilities.

        We had no outstanding borrowings under the revolving credit facility at December 31, 2010 and 2009. Under the terms of our senior secured credit facility, our letters of credit outstanding reduce our available borrowings under the revolving credit facility. At December 31, 2010, our outstanding letters of credit which impacted our available credit totaled $47.3 million, including $26.7 million to support our self-insurance program and $20.6 million primarily related to secure our performance under certain 911 emergency response contracts, and our availability under the revolving credit facility was $102.7 million.

        In conjunction with completing the financing under the new credit facilities, the Company repaid the balance outstanding on the previous senior secured term loan and redeemed the Company's 10% senior subordinated notes.

        The agreements governing our senior secured credit facility contains customary affirmative and negative covenants, including, among other things, restrictions on indebtedness, liens, mergers and consolidations, sales of assets, loans, acquisitions, joint ventures, restricted payments, transactions with affiliates, dividends and other payment restrictions affecting subsidiaries, a change in control of the company and other matters customarily restricted in such agreements. The agreement governing our senior secured credit facility also contains financial covenants, including a maximum total net leverage ratio (3.50 to 1.00 as of December 31, 2010), maximum senior secured leverage ratio (2.75 to 1.00 as of December 31, 2010), and a minimum fixed charge coverage ratio (1.50 to 1.00 as of December 31, 2010). The financial covenant ratios are based on adjusted EBITDA, which is the amount of our income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. These ratios are to be calculated each quarter based on the financial data for the four fiscal quarters then ending. Each financial covenant ratio and capital expenditure amount adjusts over time as set forth in our senior secured credit facility. Our failure to meet any of these financial covenants could be an event of default under our senior secured credit facility. We were in compliance with our debt covenants as of December 31, 2010 and do not expect to be in violation during 2011.

        The calculated ratios and amounts for the year ended December 31, 2010 were as follows (dollars in thousands):

Total Net Leverage Ratio:	0.42
Consolidated Net Indebtedness/	$133,915
Adjusted LTM EBITDA(1)	$322,522
Senior Secured Leverage Ratio:	1.31
Consolidated Indebtedness/	$421,276
Adjusted LTM EBITDA(1)	$322,522
Fixed Charge Coverage Ratio:	2.61
Fixed Charge Numerator(2)	$273,694
Fixed Charge Denominator(3)	$104,879

(1)
"Adjusted LTM EBITDA" is calculated as set forth in our senior secured credit facility: our consolidated Adjusted EBITDA for the four fiscal quarters ended December 31, 2010, adding back all management fees, and other specifically identified exclusions.

(2)
The numerator for the fixed charge coverage ratio is calculated as set forth in our senior secured credit facility: Adjusted EBITDA, less capital expenditures, for the four fiscal quarters ended December 31, 2010.

(3)
The denominator for the fixed charge coverage ratio is calculated as set forth in our senior secured credit facility: the sum of our consolidated interest expense, cash income taxes and principal amount of all scheduled amortization payments on all Indebtedness (as defined), including pro forma annual principal payments on our senior secured credit facility, for the four fiscal quarters ended December 31, 2010.

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

Tabular Disclosure of Contractual Obligations and other Commitments

        The following table reflects a summary of obligations and commitments outstanding as of December 31, 2010, including our borrowings under our senior secured credit facility.

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
	(in thousands)
Contractual obligations
(Payments Due by Period):
Senior secured credit facility(1)	$15,938	$58,438	$345,312	$—	$419,688
Capital lease obligations	158	232	167	199	756
Other long-term debt	237	76	89	430	832
Interest on debt(2)	13,442	24,386	9,489	—	47,317
Operating lease obligations	34,472	52,759	29,567	38,565	155,363
Other contractual obligations(3)	43,889	24,129	10,983	5,628	84,629

Subtotal	108,136	160,020	395,607	44,822	708,585

Other commitments(Amount of Commitment Expiration Per Period):
Guarantees of surety bonds	—	—	—	39,112	39,112
Letters of credit(4)	—	—	47,261	27,842	75,103

Subtotal	—	—	47,261	66,954	114,215

Total obligations and commitments	$108,136	$160,020	$442,868	$111,776	$822,800

(1)
Excludes interest on our senior secured credit facility.

(2)
Interest on our floating rate debt was calculated for all years using the effective rate as of December 31, 2010 of 3.27%. See the discussion in Item 7A, "Quantitative and Qualitative Disclosures of Market Risk", for situations that could result in changes to interest costs on our variable interest rate debt.

(3)
Includes Onex management fees, dispatch and responder fees, contingent consideration related to acquisitions and other purchase obligations of goods and services.

(4)
Letters of credit due in 2015 totaling $47.3 million are collateralized by our revolving credit facility. The remaining balance of $27.8 million relates to EMCA letters of credit which are deemed to have expiration dates in excess of 5 years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our primary exposure to market risk consists of changes in interest rates on certain of our borrowings and changes in fuel prices. While we have from time to time entered into transactions to mitigate our exposure to both changes in interest rates and fuel prices, we do not use these instruments for speculative or trading purposes.

        We manage our exposure to changes in market interest rates and fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. At December 31, 2010, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.06 to $3.29 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 4.8 million gallons and are spread over periods from January 2011 through June 2012.

        As of December 31, 2010, we had $420.5 million of outstanding debt, excluding capital leases, of which $419.7 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.2% will impact our interest costs by $0.8 million annually.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to financial information on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, management carried out an evaluation under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures that were in effect as of the end of the period covered by this report. Our Chief Executive Officer and Chief Financial Officer each concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of December 31, 2010, the end of the period covered by this report.

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010. The assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm. Their report appears with the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 9B.    OTHER INFORMATION

        None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Incorporated by reference to the Company's Proxy Statement for its Annual Stockholders Meeting to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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
3.4
Second Amended and Restated Partnership Agreement of Emergency Medical Services, L.P. (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

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
4.3.2
Amendment No. 3 to Investor Equityholders Agreement, dated February 18, 2010, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
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
4.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).

Exhibit No.	Description
4.9	Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-4 filed October 11, 2005).
9.1
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.1
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.1.1
Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.1.2
Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assigned to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2.1	Amendment to Employment Agreement, dated January 1, 2009, between Don S. Harvey and Emergency Medical Services Corporation.
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3.1
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.3.2
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.3.3
Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4.1
Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.	Description
10.4.2	Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.4.3
Amendment to Employment Agreement, dated April 1, 2010, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.5.1
Amendment to Employment Agreement, dated April 19, 2005, between by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit (10.5.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2, 2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2, 2005).**
10.8
Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.) and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.9
Purchase Agreement, dated January 27, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.10
Credit Agreement, dated as of April 8, 2010, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.11.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.11.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.11.3
Form of 2007 LTIP Revised Named Executive Officer Restricted Stock Agreement (incorporated by reference to Exhibit 10.14.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.11.4	Form of 2007 LTIP Revised Restricted Stock Agreement (incorporated by reference to Exhibit 10.14.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit No.	Description
10.12	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
10.13	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed June 24, 2010).
10.14	EMSC Physician Stock Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 filed June 24, 2010).
10.15	EMSC Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Stockholders Meeting filed on April 21, 2010).
10.16	EMSC Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company's Registration Statement on Form S-3 filed January 30, 2008).
10.17	EMSC 2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for the Annual Stockholders Meeting filed on April 16, 2007).
10.18
Employment Agreement, dated May 4, 2009, between Mark Bruning and American Medical Response, Inc. (incorporated by reference to Exhibit 10.19. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
10.18.1
Amendment to Employment Agreement, dated March 16, 2010, between Mark Bruning and American Medical Response, Inc. (incorporated by reference to Exhibit 10.19. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
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

Exhibit No.	Description
32.2	Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*
Filed with this Report

**
Identifies each management compensation plan or arrangement

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2011.

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

Signature	Title	Date

/s/ WILLIAM A. SANGER William A. Sanger	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011
/s/ RANDEL G. OWEN Randel G. Owen	Chief Financial Officer (Principal Financial Officer)	February 17, 2011
/s/ R. JASON STANDIFIRD R. Jason Standifird	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2011
/s/ ROBERT M. LE BLANC Robert M. Le Blanc	Director	February 17, 2011
Steven B. Epstein	Director

Signature	Title	Date

/s/ PAUL B. IANNINI Paul B. Iannini, M.D.	Director	February 17, 2011
James T. Kelly	Director
/s/ MICHAEL L. SMITH Michael L. Smith	Director	February 17, 2011
/s/ KEVIN E. BENSON Kevin E. Benson	Director	February 17, 2011
/s/ LEONARD RIGGS, M.D. Leonard Riggs, M.D.	Director	February 17, 2011

Exhibit Index

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated as of December 6, 2004, by and among Laidlaw International, Inc., Laidlaw Medical Holdings, Inc. and Emergency Medical Services Corporation (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
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
3.4
Second Amended and Restated Partnership Agreement of Emergency Medical Services, L.P. (incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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

Exhibit No.	Description
4.3.1	Amendment No. 2 to Investor Equityholders Agreement, dated March 12, 2009, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3.2 of the Company's Quarterly Report on Form 10-Q filed August 4, 2009).
4.3.2
Amendment No. 3 to Investor Equityholders Agreement, dated February 18, 2010, by and among Emergency Medical Services L.P., Onex Partners LP and the equityholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
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
4.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 4.11 of the Company's Amendment No. 4 to Registration Statement on Form S-1 filed December 5, 2005).
4.9
Notification of Guarantee, dated as of February 10, 2005, executed by the guarantors identified therein (incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-4 filed October 11, 2005).
9.1
Voting and Exchange Trust Agreement, dated as of December 20, 2005, among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation(included in Exhibit 4.11 and incorporated by reference to Exhibit 9.1 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.1
Employment Agreement, dated December 6, 2004, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
10.1.1	Amendment to Employment Agreement, dated January 1, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.1.2
Amendment to Employment Agreement, dated March 12, 2009, between William A. Sanger and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.1.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.2
Employment Agreement, dated as of February 10, 2005, between Don S. Harvey and Emergency Medical Services L.P., and assigned to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.2.1	Amendment to Employment Agreement, dated January 1, 2009, between Don S. Harvey and Emergency Medical Services Corporation.
10.3
Employment Agreement, dated as of February 10, 2005, between Randel G. Owen and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.3.1
Amendment to Employment Agreement, dated January 1, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.3.2
Amendment to Employment Agreement, dated March 12, 2009, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.3.3
Amendment to Employment Agreement, dated May 18, 2010, between Randel G. Owen and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
10.4
Employment Agreement, dated as of February 10, 2005, between Todd Zimmerman and Emergency Medical Services L.P., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.4.1
Amendment to Employment Agreement, dated January 1, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009).
10.4.2
Amendment to Employment Agreement, dated March 16, 2009, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).
10.4.3
Amendment to Employment Agreement, dated April 1, 2010, between Todd Zimmerman and Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.5
Employment Agreement, dated as of April 19, 2005, by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 filed August 2, 2005).

Exhibit No.	Description
10.5.1	Amendment to Employment Agreement, dated April 19, 2005, between by and between Emergency Medical Services L.P. and Dighton Packard, M.D., and assignment to Emergency Medical Services Corporation (incorporated by reference to Exhibit (10.5.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.6	Emergency Medical Services L.P. Equity Option Plan (incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 filed August 2, 2005).**
10.7	Emergency Medical Services L.P. Equity Purchase Plan (incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 filed August 2, 2005).**
10.8
Management Agreement, dated February 10, 2005, by and among Onex Partners Manager LP, EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.) and EmCare HoldCo, Inc. (incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.9
Purchase Agreement, dated January 27, 2005, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., the Registrant, the guarantors party thereto, Banc of America LLC Securities and J.P. Morgan Securities Inc. (incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 filed August 2, 2005).
10.10
Credit Agreement, dated as of April 8, 2010, among EMSC Management, Inc. (formerly known as AMR HoldCo, Inc.), EmCare HoldCo, Inc., Emergency Medical Services L.P., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.11.1	Form of Employee Equity Option Agreement (incorporated by reference to Exhibit 10.14.1of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.11.2	Form of Director Equity Option Agreement (incorporated by reference to Exhibit 10.14.2 of the Company's Annual Report on Form 10-K for the eleven months ended December 31, 2005).
10.11.3
Form of 2007 LTIP Revised Named Executive Officer Restricted Stock Agreement (incorporated by reference to Exhibit 10.14.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.11.4	Form of 2007 LTIP Revised Restricted Stock Agreement (incorporated by reference to Exhibit 10.14.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.12	EMSC Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006).**
10.13	EMSC Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed June 24, 2010).
10.14	EMSC Physician Stock Purchase Plan (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 filed June 24, 2010).

Exhibit No.	Description
10.15	EMSC Second Amended and Restated Long-Term Incentive Plan (incorporated by reference to Annex A to the Company's Proxy Statement for the Annual Stockholders Meeting filed on April 21, 2010).
10.16	EMSC Stock Purchase Plan (incorporated by reference to the Stock Purchase Plan Explanatory Guide and Prospectus included in the Company's Registration Statement on Form S-3 filed January 30, 2008).
10.17	EMSC 2007 Employee Stock Purchase Plan (incorporated by reference to Annex C to the Company's Proxy Statement for the Annual Stockholders Meeting filed on April 16, 2007).
10.18
Employment Agreement, dated May 4, 2009, between Mark Bruning and American Medical Response, Inc. (incorporated by reference to Exhibit 10.19. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)
10.18.1
Amendment to Employment Agreement, dated March 16, 2010, between Mark Bruning and American Medical Response, Inc. (incorporated by reference to Exhibit 10.19. of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
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

**
Identifies each management compensation plan or arrangement

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited the accompanying consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergency Medical Services Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 17, 2011

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Emergency Medical Services Corporation

        We have audited Emergency Medical Services Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Emergency Medical Services Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Emergency Medical Services Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emergency Medical Services Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 17, 2011

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$287,361	$332,888
Insurance collateral	33,476	24,986
Trade and other accounts receivable, net	489,658	459,088
Parts and supplies inventory	23,031	22,270
Prepaids and other current assets	18,617	19,662
Current deferred tax assets	—	6,323

Total current assets	852,143	865,217

Non-current assets:
Property, plant and equipment, net	133,731	125,855
Intangible assets, net	180,374	102,654
Non-current deferred tax assets	—	13,468
Insurance collateral	136,063	143,886
Goodwill	427,405	381,951
Other long-term assets	18,836	21,676

Total assets	$1,748,552	$1,654,707

Liabilities and Equity
Current liabilities:
Accounts payable	$39,581	$70,759
Accrued liabilities	259,638	273,704
Current deferred tax liabilities	5,114	—
Current portion of long-term debt	16,333	4,676

Total current liabilities	320,666	349,139
Long-term debt	404,943	449,254
Long-term deferred tax liabilities	5,971	—
Insurance reserves and other long-term liabilities	169,767	170,227

Total liabilities	901,347	968,620

Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 30,404,572 and 29,541,411 issued and outstanding in 2010 and 2009, respectively)	304	295
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 65,052 issued and outstanding in 2010 and 2009)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2010 and 2009)	—	—
LP exchangeable units (13,724,676 units issued and outstanding in 2010 and 2009)	90,776	90,776
Treasury stock at cost (30,778 shares in 2010)	(1,684)	—
Additional paid-in capital	305,258	275,316
Retained earnings	450,766	319,042
Accumulated other comprehensive income	1,784	657

Total equity	847,205	686,087

Total liabilities and equity	$1,748,552	$1,654,707

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except share and per share amounts)

	Year ended December 31,
	2010	2009	2008
Net revenue	$2,859,322	$2,569,685	$2,409,864

Compensation and benefits	2,023,503	1,796,779	1,637,425
Operating expenses	359,262	334,328	383,359
Insurance expense	97,330	97,610	82,221
Selling, general and administrative expenses	67,912	63,481	69,658
Depreciation and amortization expense	65,332	64,351	68,980

Income from operations	245,983	213,136	168,221
Interest income from restricted assets	3,105	4,516	6,407
Interest expense	(22,912)	(40,996)	(42,087)
Realized gain on investments	2,450	2,105	2,722
Interest and other income	968	1,816	2,055
Loss on early debt extinguishment	(19,091)	—	(241)

Income before income taxes and equity in earnings of unconsolidated subsidiary	210,503	180,577	137,077
Income tax expense	(79,126)	(65,685)	(52,530)

Income before equity in earnings of unconsolidated subsidiary	131,377	114,892	84,547
Equity in earnings of unconsolidated subsidiary	347	347	300

Net income	131,724	115,239	84,847
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) during the period	164	(1,413)	(274)
Unrealized gains (losses) on derivative financial instruments	963	3,662	(2,324)

Comprehensive income	$132,851	$117,488	$82,249

Basic net income per common share	$3.00	$2.71	$2.04
Diluted net income per common share	$2.95	$2.64	$1.97
Average common shares outstanding, basic	43,960,912	42,552,716	41,652,783
Average common shares outstanding, diluted	44,693,367	43,623,800	43,130,782

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity

	Shares/Units
	Class A Common Stock	Class B Common Stock	Class B Special Voting Stock	LP Exchangeable Units	Treasury Stock
Balances December 31, 2007	9,320,347	142,545	1	32,107,500	—
Exercise of options	265,792	—	—	—	—
Issuance of stock under stock purchase plans	20,627	—	—	—	—

Balances December 31, 2008	9,606,766	142,545	1	32,107,500	—
Exercise of options	1,459,851	—	—	—	—
Restricted stock awarded	5,833	—	—	—	—
Issuance of stock under stock purchase plans	8,644	—	—	—	—
Secondary offering exchanges	18,400,000	(17,176)	—	(18,382,824)	—
Exchange of Class B common stock	60,317	(60,317)	—	—	—

Balances December 31, 2009	29,541,411	65,052	1	13,724,676	—
Exercise of options	791,619	—	—	—	—
Restricted stock awarded	89,207	—	—	—	—
Issuance of stock under stock purchase plans	13,113	—	—	—	—
Shares repurchased	(30,778)	—	—	—	30,778

Balances December 31, 2010	30,404,572	65,052	1	13,724,676	30,778

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Changes in Equity (Continued)

(in thousands)

	Class A Common Stock	Class B Common Stock	LP Exchangeable Units	Treasury Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balances December 31, 2007	$93	$1	$212,361	$—	$117,079	$118,956	$1,006	$449,496
Exercise of options	3	—	—	—	1,776	—	—	1,779
Equity-based compensation	—	—	—	—	4,871	—	—	4,871
Issuance of stock under stock purchase plans	—	—	—	—	644	—	—	644
Net income	—	—	—	—	—	84,847	—	84,847
Unrealized holding losses	—	—	—	—	—	—	(274)	(274)
Net change in fair value of interest rate swap agreement	—	—	—	—	—	—	(2,324)	(2,324)

Balances December 31, 2008	96	1	212,361	—	124,370	203,803	(1,592)	539,039
Exercise of options	15	—	—	—	10,500	—	—	10,515
Equity-based compensation	—	—	—	—	18,640	—	—	18,640
Issuance of stock under stock purchase plans	—	—	—	—	405	—	—	405
Secondary offering exchanges	184	—	(121,585)	—	121,401	—	—	—
Net income	—	—	—	—	—	115,239	—	115,239
Unrealized holding losses	—	—	—	—	—	—	(1,413)	(1,413)
Net change in fair value of interest rate swap agreement	—	—	—	—	—	—	3,556	3,556
Fair value of fuel hedge	—	—	—	—	—	—	106	106

Balances December 31, 2009	295	1	90,776	—	275,316	319,042	657	686,087
Exercise of options	9	—	—	—	6,898	—	—	6,907
Equity-based compensation	—	—	—	—	22,359	—	—	22,359
Issuance of stock under stock purchase plans	—	—	—	—	685	—	—	685
Shares repurchased	—	—	—	(1,684)	—	—	—	(1,684)
Net income	—	—	—	—	—	131,724	—	131,724
Unrealized holding gains	—	—	—	—	—	—	164	164
Fair value of fuel hedge	—	—	—	—	—	—	963	963

Balances December 31, 2010	$304	$1	$90,776	$(1,684)	$305,258	$450,766	$1,784	$847,205

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities
Net income	$131,724	$115,239	$84,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,780	66,182	71,084
Loss (gain) on disposal of property, plant and equipment	99	111	(175)
Equity-based compensation expense	6,699	3,979	2,476
Excess tax benefits from stock-based compensation	(15,660)	(17,448)	—
Loss on early debt extinguishment	19,091	—	241
Equity in earnings of unconsolidated subsidiary	(347)	(347)	(300)
Dividends received	403	971	—
Deferred income taxes	(1,179)	42,449	41,019
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(22,241)	18,742	27,618
Parts and supplies inventory	(572)	(1,110)	(1,050)
Prepaids and other current assets	905	19,425	(8,378)
Accounts payable and accrued liabilities	(3,116)	17,998	(1,447)
Insurance accruals	1,958	6,362	(4,478)

Net cash provided by operating activities	185,544	272,553	211,457

Cash Flows from Investing Activities
Purchases of property, plant and equipment	(49,121)	(44,728)	(32,088)
Proceeds from sale of property, plant and equipment	198	120	408
Acquisitions of businesses, net of cash received	(119,897)	(75,612)	(55,825)
Net change in insurance collateral	(503)	4,411	9,444
Other investing activities	10,458	(820)	3,116

Net cash used in investing activities	(158,865)	(116,629)	(74,945)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,907	10,515	2,423
Class A common stock repurchased as treasury stock	(1,684)	—	—
Repayments of capital lease obligations and other debt	(458,886)	(5,109)	(39,230)
Borrowings under revolving credit facility	425,000	—	14,000
Debt issue costs	(12,085)	—	—
Payment for debt extinguishment premiums	(14,513)	—	—
Excess tax benefits from stock-based compensation	15,660	17,448	—
Net change in bank overdrafts	(32,605)	7,937	3,554

Net cash provided by (used in) financing activities	(72,206)	30,791	(19,253)

Change in cash and cash equivalents	(45,527)	186,715	117,259
Cash and cash equivalents, beginning of period	332,888	146,173	28,914

Cash and cash equivalents, end of period	$287,361	$332,888	$146,173

Cash paid for interest	$29,221	$39,355	$40,427

Cash paid (refunds received) for taxes	$70,982	$(7,057)	$11,511

Non-cash activities
Capital lease obligations incurred	$—	$—	$682

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

        The Company operates in two segments, AMR in the healthcare transportation service business and EmCare in the facility-based physician service business. AMR operates in 38 states, providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. In addition, AMR operates emergency (911) call and response services for large and small communities all across the United States, offers contracted medical staffing, and provides telephone triage, transportation dispatch and demand management services. EmCare provides facility-based physician services for emergency departments and hospitalist/inpatient, anesthesiology, radiology and teleradiology programs with 569 contracts in 40 states. EmCare recruits physicians, gathers their credentials, arranges contracts for their services, assists in monitoring their performance and arranges their scheduling. In addition, EmCare assists clients in such operational areas as staff coordination, quality assurance, departmental accreditation, billing, record-keeping, third-party payment programs, and other administrative services.

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

        At December 31, 2009, bank overdrafts of $32.6 million were included in accounts payable in the accompanying balance sheets. There were no bank overdrafts included in accounts payable at December 31, 2010 due to changes in the structure of depository accounts to now cover the balance of outstanding checks.

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

        The following table presents accounts receivable, net and accounts receivable allowances by segment:

	December 31,
	2010	2009
Accounts receivable, net
EMS	$195	$112
AMR	259,774	245,060
EmCare	229,689	213,916

Total	$489,658	$459,088

Accounts receivable allowances
AMR
Allowance for contractual discounts	$204,229	$179,913
Allowance for uncompensated care	164,580	150,007

Total	$368,809	$329,920

EmCare
Allowance for contractual discounts	$887,959	$821,372
Allowance for uncompensated care	464,839	422,008

Total	$1,352,798	$1,243,380

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

        The Company uses an independent valuation group to assist in the determination of the fair value of its reporting units. The independent valuation group uses a present value technique, corroborated by market multiples when available and as appropriate, for each of the reporting units. EMSC's annual goodwill impairment assessment is performed during the third quarter each year. No impairment indicators were noted in completing the Company's annual impairment assessments in 2010, 2009, or 2008 and no indicators were noted which would indicate that subsequent interim impairment tests were necessary.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-lived Assets other than Goodwill and Other Definite Lived Intangibles

        Long-lived assets other than goodwill and other definite lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Important factors which could trigger impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the use of the acquired assets or the strategy for the overall business, and significant negative industry or economic trends. If indicators of impairment are present, management evaluates the carrying value of long-lived assets other than goodwill and other definite lived intangibles in relation to the projection of future undiscounted cash flows of the underlying business. Projected cash flows are based on historical results adjusted to reflect management's best estimate of future market and operating conditions, which may differ from actual cash flows. There were no indicators of impairment in 2010, 2009, or 2008.

Contract Value

        The Company's contracts and customer relationships, recorded initially at their estimated fair value, represent the amortized value of such assets held by the Company. Consistent with management's expectation of estimated future cash flow, these assets are amortized on a straight-line basis over the average length of the contracts and expected contract renewal period, and range from 3 to 15 years depending on the type of contract and customer relationship.

Other Indefinite Lived Intangibles

        Other indefinite lived intangibles, including radio frequency licenses and trade names, are considered to be indefinite lived intangible assets and as such are not amortized, but are reviewed for impairment on an annual basis. No impairment charges were recorded in 2010, 2009, or 2008.

Claims Liability and Professional Liability Reserves

        EMSC is self-insured up to certain limits for costs associated with workers compensation claims, automobile claims, professional liability claims and general business liabilities. Reserves are established for estimates of the loss that will ultimately be incurred on claims that have been reported but not paid and claims that have been incurred but not reported. These reserves are established based on consultation with independent actuaries. The actuarial valuations consider a number of factors, including historical claim payment patterns and changes in case reserves, the assumed rate of increase in healthcare costs and property damage repairs. Historical experience and recent trends in the historical experience are the most significant factors in the determination of these reserves. Management believes the use of actuarial methods to account for these reserves provides a consistent and effective way to measure these subjective accruals. However, given the magnitude of the claims involved and the length of time until the ultimate cost is known, the use of any estimation technique in this area is inherently sensitive. Accordingly, recorded reserves could differ from ultimate costs related to these claims due to changes in accident reporting, claims payment and settlement practices or claims reserve practices, as well as differences between assumed and future cost increases. Accrued unpaid claims and expenses that are expected to be paid within the next twelve months are classified as current liabilities. All other accrued unpaid claims and expenses are classified as non-current liabilities.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

Equity Structure

        The Company is the general partner of EMS LP and holds 68.9% of the equity interests in EMS LP as of December 31, 2010. LP exchangeable units, held by persons affiliated with the Company's principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company's class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company's class B special voting stock, at all stockholder meetings at which holders of the Company's class B common stock or class B special voting stock are entitled to vote.

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

Financial Instruments and Concentration of Credit Risk

        The Company's cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, insurance collateral, other than current portion of self-insurance estimates, long-term debt and long-term liabilities, other than self-insurance estimates, constitute financial instruments. Based on management's estimates, the carrying value of these financial instruments approximates their fair value as of December 31, 2010 and 2009. Concentration of credit risks in accounts receivable is limited, due to the large number of customers comprising EMSC's customer base throughout the United States. A significant component of the Company's revenue is derived from Medicare and Medicaid. Given that these are government programs, the credit risk for these customers is considered low. The Company performs ongoing credit evaluations of its other customers, but does not require collateral to support customer accounts receivable. The Company establishes an allowance for uncompensated care based on the credit risk applicable to particular customers, historical trends and other relevant information. For the year ended December 31, 2010, the Company derived approximately 28% of its net revenue from Medicare and Medicaid, 68% from insurance providers and contracted payors, and 4% directly from patients.

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

	Year ended December 31,
	2010	2009	2008
AMR
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	47.1%	43.8%	40.1%

Revenue net of contractual discounts	52.9%	56.2%	59.9%
Provision for uncompensated care as a percentage of gross revenue	15.0%	15.3%	15.2%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	28.3%	27.3%	25.4%
EmCare
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	54.8%	51.4%	48.9%

Revenue net of contractual discounts	45.2%	48.6%	51.1%
Provision for uncompensated care as a percentage of gross revenue	21.8%	24.6%	24.1%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	48.4%	50.6%	47.1%
Total
Gross revenue	100.0%	100.0%	100.0%
Provision for contractual discounts	52.0%	48.4%	44.9%

Revenue net of contractual discounts	48.0%	51.6%	55.1%
Provision for uncompensated care as a percentage of gross revenue	19.3%	21.0%	20.0%

Provision for uncompensated care as a percentage of gross revenue less contractual discounts	40.3%	40.7%	36.3%

        Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period which related services are rendered. As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known. These adjustments were less than 1% of net revenue for each of the years ended December 31, 2010, 2009, and 2008.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

2. Summary of Significant Accounting Policies (Continued)

        Subsidies and fees in connection with community contracts at AMR are recognized ratably over the service period the payment covers.

        The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay.

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

Net Income Per Common Share

        The consolidated financial statements include "basic" and "diluted" per share information. Basic per share information is calculated by dividing net income available to stockholders by the weighted average number of shares outstanding. Diluted per share information is calculated by also considering the impact of potential common stock on both net income and the weighted average number of shares outstanding. The weighted average number of shares used in the basic earnings per share computation was 44.0 million, 42.6 million, and 41.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. The only difference in the computation of basic and diluted earnings per share is the inclusion of 0.7 million, 1.1 million, and 1.5 million potential dilutive common shares for the years ended December 31, 2010, 2009, and 2008, respectively.

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

        Level 2—Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Balances in this category include mortgage backed securities, corporate bonds, and derivatives.

        Level 3—Pricing inputs are unobservable as of the reporting date and reflect the Company's own assumptions about the fair value of the asset or liability.

        The following table summarizes the valuation of EMSC's financial instruments by the above fair value hierarchy levels as of December 31, 2010:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$113,680	$103,367	$10,313	$—
Derivatives	$1,739	$—	$1,739	$—
Liabilities:
Contingent consideration	$20,320	$—	$—	$20,320

        Level 3 liabilities related to contingent contingent consideration were added in 2010 and are discussed in further detail in note 3 to the financial statements.

Recent Accounting Pronouncements

        In August 2010, the Financial Accounting Standards Board ("FASB") further defined the requirements for measurement and disclosure of charity care provided. The amendments require that cost, both direct and indirect, be used as the measurement basis for charity care disclosure purposes. These amendments will be effective for the Company beginning January 1, 2011. Management does not expect the adoption of this guidance to have a material effect on the Company's consolidated financial statements and related disclosures.

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

Company completed its acquisition of Affilion, Inc., which provides emergency department physician staffing and related management services to hospitals in Arizona, New Mexico and Texas. Also on June 30, 2010, an affiliate of the Company completed its acquisition of Fredericksburg Anesthesia Consultants, PLLC, a provider of anesthesia services to facilities in south Texas. On December 13, 2010, an affiliate of the Company completed the acquisition of Milford Anesthesia Associates, a provider of anesthesia services to 27 facilities in Connecticut and Massachusetts. The total cost of these and other smaller acquisitions in 2010 was $119.9 million and the Company has preliminarily recorded $74.5 million of goodwill and $68.9 million of other gross intangible assets as of December 31, 2010. As additional information becomes known, which refines estimated fair values of assets acquired and liabilities assumed, the purchase price allocation may be adjusted. Allocation adjustments generally occur within one year of the acquisition date.

        During the year ended December 31, 2009, the Company acquired four businesses for a total cost of $75.6 million, which was paid in cash. In April 2009, the Company acquired the assets of an entity which provides on-site emergency medical staffing, on-call physician support services, and emergency medical and safety training for companies with remote working sites such as offshore oil rigs. In August 2009, the Company acquired EverRad, LLC which provides teleradiology services to eight facilities located in Florida, North Carolina, Oklahoma, and Pennsylvania. In December 2009, the Company acquired Pinnacle Consultants Mid-Atlantic and the management services company of Pinnacle Anesthesia Consultants, P.A. (collectively referred to as "Pinnacle"), which provide anesthesiology and management services to more than 75 hospitals and surgery centers. The Pinnacle acquisition positions the Company for continued growth of anesthesia management services. The Company's purchase price allocation for these acquisitions is complete and the Company has recorded $14.3 million of goodwill and $65.2 million of other gross intangible assets as of December 31, 2010.

        During the year ended December 31, 2008, the Company acquired four entities for a total cost of $55.8 million, which was paid primarily in cash. In March 2008, the Company acquired River Medical, Inc. based in Lake Havasu, Arizona, which provides exclusive emergency ambulance transportation services to Lake Havasu City, and La Paz and Mohave Counties in western Arizona. The Company believes that this acquisition positions the Company for future expansion in the Arizona market. In April 2008, the Company acquired Aldan Emergency Physicians, P.A. which provides emergency department staffing and management services at facilities located in Brooksville, Florida and Hudson, Florida. In August 2008, the Company acquired the management services entity of Clinical Partners, P.A., a provider of anesthesiology services, as well as an associated billing company based in Longview, Texas. In October 2008, the Company acquired Templeton Readings, LLC, which is based in Baltimore, Maryland and provides final reads and telaradiology services to facilities in 31 states. The purchase price allocation for these acquisitions is substantially complete and the Company has recorded $36.3 million of goodwill and $23.3 million of other gross intangible assets as of December 31, 2010.

        As of December 31, 2010, the Company may have to pay up to $38.5 million in future periods as contingent consideration for acquisitions made prior to December 31, 2010. These payments will be made should the acquired operations achieve the terms as agreed to in the respective acquisition agreements. As of December 31, 2010, the Company has accrued $20.3 million as its estimate of the additional payments to be made. This balance is included in accrued liabilities in the accompanying balance sheet.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

4. Property, Plant and Equipment, net

        Property, plant and equipment, net consisted of the following at December 31:

	2010	2009
Land	$2,586	$2,586
Building and leasehold improvements	30,248	28,854
Vehicles	175,789	157,296
Computer hardware and software	92,658	90,804
Communication and medical equipment and other	94,819	81,756

	396,100	361,296
Less: accumulated depreciation and amortization	(262,369)	(235,441)

Property, plant and equipment, net	$133,731	$125,855

        At December 31, 2009, vehicles included certain assets held under capital leases with a net book value of $2.0 million. Accumulated depreciation and amortization at December 31, 2009 includes $5.9 million relating to such vehicles. Depreciation expense, which includes amortization of assets under capital leases, was $43.0 million, $46.0 million, and $51.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

5. Intangible Assets, net

        Intangible assets, net consisted of the following at December 31:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Contract value	$267,586	$(94,580)	$171,151	$(73,401)
Covenant not to compete	5,098	(3,131)	3,318	(2,015)

Total	$272,684	$(97,711)	$174,469	$(75,416)

Unamortized intangible assets
Trade names	4,800	—	3,000	—
Radio frequencies	601	—	601	—

Total	$278,085	$(97,711)	$178,070	$(75,416)

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

5. Intangible Assets, net (Continued)

        Amortization expense of intangible assets was $22.3 million, $18.4 million, and $17.5 million for the years ended December 31, 2010, 2009, and 2008, respectively. Estimated annual amortization over each of the next five years is expected to be:

2011	$26,593
2012	26,297
2013	17,459
2014	16,386
2015	15,778

6. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes were as follows at December 31:

	2010	2009
Current deferred tax (liabilities) assets:
Accounts receivable	$26,919	$39,712
Accrual to cash	(51,401)	(59,648)
Accrued liabilities	15,097	18,749
Credit carryforwards	1,071	3,610
Net operating loss carryforwards	3,200	3,900

Net current deferred tax (liabilities) assets	(5,114)	6,323

Long-term deferred tax (liabilities) assets:
Intangible assets	(64,138)	(35,729)
Insurance and other long-term liabilities	33,726	37,299
Excess of tax over book depreciation	(17,585)	(9,709)
Net operating loss carryforwards	47,790	28,602
Valuation allowance	(5,764)	(6,995)

Net long-term deferred tax (liabilities) assets	(5,971)	13,468

Net deferred tax (liabilities) assets	$(11,085)	$19,791

        At December 31, 2010, the Company has net deferred tax liabilities resulting from intangible assets, accrual to cash, and other temporary differences that will increase taxable income in future periods. A valuation allowance is established when it is "more likely than not" that all, or a portion, of net deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including expected reversals of significant deductible temporary differences, a company's recent financial performance, the market environment in which a company operates, tax planning strategies and the length of NOL carryforward periods. Furthermore, the weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. Based on the evaluation of such evidence, the Company established a

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

$5.8 million valuation allowance as of December 31, 2010 related to some of its state deferred tax assets, a decrease of $1.2 million from December 31, 2009.

        The Company has federal NOL carryforwards of $101.6 million which expire in the years 2017 to 2029. The increase to the NOL carryforward is due primarily to acquisitions made during 2010. AMR's NOL carryforwards are subject to AMR's $1.3 million annual limitation under Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"), increased by its recognized built-in gains which should enable the Company to utilize all of AMR's NOLs. In connection with the 2010 acquisitions, NOLs totaling $33.9 million are subject to an annual IRC Section 382 limitation of $2.7 million. The Company's 2010 net unrealized built-in gain and future recognition of some of these built-in gains will accelerate the usage of these NOLs.

        The Company operates in multiple taxing jurisdictions and in the normal course of business is examined by federal and state tax authorities. In preparation for such examinations, the Company establishes reserves for uncertain tax positions, periodically assesses the amount of such reserves and adjusts the reserve balances as necessary. EMSC does not expect the final resolution of tax examinations to have a material impact on the Company's financial results. In nearly all jurisdictions, the tax years prior to 2006 are no longer subject to examination.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Balance at January 1	$19,407	$83,479
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	2,118	7,518
Reductions for tax positions of prior years	(16,003)	(66,220)
Reductions for tax positions due to lapse of statute of limitations	—	(257)
Settlements	(2,221)	(5,113)

Balance at December 31	$3,301	$19,407

        The Company does not expect a reduction of unrecognized tax benefits within the next twelve months.

        In accordance with the Company's accounting policy, EMSC recognized accrued interest and penalties related to unrecognized tax benefits consistent with the recognition of these items in prior reporting periods. The Company recognized $0.1 million, $1.3 million, and $2.7 million for the payment of interest and penalties for the years ended December 31, 2010, 2009 and 2008, respectively. The Company reversed approximately $0.5 million and $4.1 million of the interest previously recognized for the years ended December 31, 2010 and 2009, respectively.

        At December 31, 2010 and 2009, the unrecognized tax benefits recorded by the Company included approximately $0.3 million and $0.5 million, respectively, of penalties and interest that may reduce future tax expense.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

6. Income Taxes (Continued)

        The components of income tax expense were as follows:

	Year ended December 31,
	2010	2009	2008
Current tax expense
State	$14,499	$7,650	$30
Federal	63,200	10,245	1,921

Total	77,699	17,895	1,951

Deferred tax expense
State	(5,252)	(1,992)	6,472
Federal	6,679	49,782	44,107

Total	1,427	47,790	50,579

Total tax expense
State	9,247	5,658	6,502
Federal	69,879	60,027	46,028

Total	$79,126	$65,685	$52,530

        The increase to the Company's 2010 and 2009 current tax expense is due primarily to the Company's increase in income before taxes as compared to available NOLs and interest carryforwards. All 2008 interest carryforwards were fully utilized during 2009. A reconciliation of the provision for income taxes at the federal statutory rate compared to the Company's effective tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Income tax expense at the statutory rate	$73,798	$63,324	$47,977
Increase in income taxes resulting from:
State taxes, net of federal	8,749	6,013	4,572
Audit settlements and tax filings	(356)	(7,504)	—
Other	(3,065)	3,852	(19)

Provision for income taxes	$79,126	$65,685	$52,530

        The December 31, 2010 and 2009 effective rates were impacted by nonrecurring items.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

7. Accrued Liabilities

        Accrued liabilities were as follows at December 31:

	2010	2009
Accrued wages and benefits	$103,238	$92,721
Accrued paid time-off	24,420	24,290
Current portion of self-insurance reserve	50,064	62,832
Accrued restructuring	160	181
Current portion of compliance and legal	5,929	2,814
Accrued billing and collection fees	3,500	4,093
Accrued incentive compensation	21,446	34,000
Accrued interest	979	9,773
Accrued income taxes payable	—	5,454
Other	49,902	37,546

Total accrued liabilities	$259,638	$273,704

8. Debt

        On April 8, 2010, the Company completed the financing of new senior secured credit facilities consisting of a $425 million term loan and a $150 million revolving credit facility. The term loan bears interest at LIBOR, plus a margin of 3.00%, and requires quarterly principal repayments until maturity in 2015. The revolving facility was established to fund the Company's working capital and letter of credit needs. It also bears interest at LIBOR, plus a margin of 3.00%, is subject to an annual commitment fee of 0.5% on unutilized commitments, and is repayable at maturity in 2015. At December 31, 2010, letters of credit outstanding which impact the available credit under the revolving facility were $47.3 million and the maximum available under the revolving facility was $102.7 million. There were no borrowings under the revolving facility at December 31, 2010 and 2009. The senior secured credit facilities can be expanded and the interest rate margins stepped down to 2.75% upon achieving certain leverage ratios. Substantially all of EMS LP's domestic assets are pledged as collateral under the new senior secured credit facilities.

        In conjunction with the completion of the financing under the new credit facilities, the Company repaid the balance outstanding on the previous senior secured term loan and redeemed the Company's 10% senior subordinated notes. During the year ended December 31, 2010, the Company recorded a loss on early debt extinguishment of $19.1 million which included certain unamortized debt issuance costs as well as costs associated with the redemption of the senior subordinated notes.

        The credit facilities contain various customary operating and financial covenants. The more restrictive of these covenants limit the Company and its subsidiaries' ability to create liens on assets; make certain investments, loans, guarantees or advances; incur additional indebtedness or issue capital stock; engage in mergers, acquisitions or consolidations; dispose of assets; pay dividends, repurchase equity interest or make other restricted payments; change the business conducted by the Company; and engage in transactions with affiliates. The financial maintenance covenants establish a maximum net leverage ratio, a maximum senior leverage ratio, and a minimum fixed charge coverage ratio. The Company is in compliance with its debt covenants as of December 31, 2010.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

8. Debt (Continued)

        Long-term debt and capital lease obligations consisted of the following at December 31:

	2010	2009
Senior subordinated notes	$—	$250,000
Senior secured term loan due 2015 (3.27% at December 31, 2010)	419,688	199,765
Notes due at various dates from 2011 to 2022 with interest rates from 6% to 10%	832	1,249
Capital lease obligations due at various dates from 2011 to 2018	756	2,916

	421,276	453,930
Less current portion	(16,333)	(4,676)

Total long-term debt	$404,943	$449,254

        The aggregate amount of minimum payments required on long-term debt and capital lease obligations (see note 13 "Commitments and Contingencies") in each of the years indicated is as follows:

Year ending December 31,
2011	$16,333
2012	26,753
2013	31,992
2014	180,752
2015	164,818
Thereafter	628

$421,276

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

        At December 31, 2010, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.06 to $3.29 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 4.8 million gallons, which represents approximately 30% of the Company's total estimated annual usage, and are spread over periods from January 2011 through June 2012. The Company recorded, as a component of other comprehensive income before applicable

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

9. Derivative Instruments and Hedging Activities (Continued)

tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $1.7 million and $0.2 million as of December 31, 2010 and 2009, respectively. Over the next twelve months, the Company expects to reclassify $1.3 million of deferred gain from accumulated other comprehensive income as the related fuel hedge transactions mature. The net additional payments made or received under these hedge agreements did not have a material impact on operating expenses during the years ended December 31, 2010 or 2009.

10. Retirement Plans and Employee Benefits

        The Company maintains three 401(k) plans (the "EMSC Plans") for its employees and employees of certain subsidiaries who meet the eligibility requirements set forth in the EMSC Plans. Employees may contribute a maximum of 40% of their compensation up to a maximum of $16,500. Generally, 50% of the contribution is matched by the Company up to a maximum of 3% to 6% of the employee's salary per year, depending on the plan. EMSC's contributions to the EMSC Plans were $13.2 million, $12.0 million, and $11.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Contributions are included in compensation and benefits in the accompanying statements of operations.

        EmCare established the EmCare Holdings Inc. 401(k) Savings Plan (the "EmCare Plan") in 1994 to provide retirement benefits to its physician employees. Employees may elect to participate in the EmCare Plan at the beginning of each calendar quarter and may contribute 1% to 25% of their annual compensation on a tax-deferred basis subject to limits established by the Internal Revenue Service. EmCare contributes 50% of the first 6% of base compensation that a participant contributes to the EmCare Plan during any calendar year. EmCare contributed $1.9 million, $1.1 million, and $0.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.

11. Equity Based Compensation

Equity Option Plan

        Under the Company's Equity Option Plan approved in February 2005, key employees were granted options to purchase partnership units of EMS LP. The options permit employees to purchase class A common shares at an exercise price of $6.67 per share and vested ratably over a period of four years and have a maximum term of ten years. In addition, certain performance measures had to be met for 50% of the options to become exercisable; these performance measures were satisfied during 2009 with respect to the options granted under the Equity Option Plan. Options with similar provisions were granted to all directors in 2005 other than the Lead Director. As the vesting period for these options was completed prior to 2010, the Company did not record a compensation charge during the year ended December 31, 2010. The Company recorded a compensation charge of $0.1 million and $0.9 million during the years ended December 31, 2009 and 2008, respectively, associated with the grant of these options. Options are no longer granted under the Equity Option Plan, but rather under the Company's Second Amended and Restated 2007 Long-Term Incentive Plan described below.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Equity Based Compensation (Continued)

        The following table summarizes the status of options under the Equity Option Plan, as well as options granted to certain directors (with similar terms) as of December 31, 2010:

	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	1,500,384	$6.79
Exercised	(721,120)	6.91

Outstanding at end of year	779,264	$6.67	$45,151

Exercisable at end of year	779,264	$6.67	$45,151

        Intrinsic value is the amount by which the stock price exceeds the exercise price of the options. The total intrinsic value of options exercised under the Equity Option Plan during the years ended December 31, 2010, 2009 and 2008 was $34.7 million, $46.4 million, and $6.7 million, respectively.

        All options outstanding and exercisable under the Equity Option Plan at December 31, 2010 have an exercise price of $6.67 and a weighted average remaining life of 4.18 years.

Long-Term Incentive Plan

        The Company's original Long-Term Incentive Plan was approved by stockholders in May 2007, amended and restated in May 2008, and a Second Amended and Restated 2007 Long-Term Incentive Plan (the "Plan") was approved by stockholders in May 2010. The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries. Options granted under the Plan vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years. In addition, for options granted under the Plan prior to January 1, 2009, certain performance measures were required to be met for 50% of these options to become exercisable; these performance measures were satisfied during the first quarter of 2010. The Company also grants shares of restricted stock under the Plan, which currently lapse ratably over a period of three years from the date of grant. In addition, with respect to grants of restricted stock in May 2010 to the Company's "named executive officers" and persons deemed "covered employees" under section 162(m) of the Internal Revenue Code of 1986, as amended, certain profitability-based performance measures must be met within that three-year period for restricted stock grants to lapse.

        The Company has granted options to key employees under the Plan each year since its inception in 2007. The options outstanding at December 31, 2010 permit employees to purchase a total of 623,921 shares of class A common stock at a weighted average exercise price of $40.16 per share, vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years.

        The Black-Scholes option pricing model was used to estimate fair values as of the date of grant using 34% to 46% volatility based on EMSC's historical stock price, risk free rates ranging from 2.00% to 5.16%, 0% dividend yield and a term of 5 years. The weighted average fair value of options granted was $18.49, $10.76, and $13.57 during 2010, 2009 and 2008, respectively.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Equity Based Compensation (Continued)

        During 2007, members of the Board of Directors of the Company granted, in the aggregate, 30,000 shares of restricted class A common stock pursuant to the Plan, which shares vest ratably over a period of three to four years. In addition, certain performance measures must be met for 50% of the shares to become exercisable. During 2009 and 2010, a combined total of 377,625 shares of restricted class A common stock were granted pursuant to the Plan, which shares vest ratably over a period of three years without any performance measure requirement.

        In connection with the grants of options and restricted class A common stock, the Company expensed $6.0 million, $3.4 million, and $1.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The following table summarizes the status of restricted stock and options under the Plan as of December 31, 2010:

		Options Summary
	Restricted Stock	Class A Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of year	228,292	510,126	$30.97
Granted	167,250	242,250	54.96
Lapsed or exercised	(89,207)	(70,499)	31.35
Expired or forfeited	(11,425)	(57,956)	31.90

Outstanding at end of year	294,910	623,921	$40.16	$15,255

Exercisable at end of year	—	115,909	$31.51	$3,836

        The total intrinsic value of options exercised under the Plan during the years ended December 31, 2010 and 2009 was $1.7 million and $0.4 million, respectively. There were no options exercised under the Plan during 2008. Options outstanding and exercisable under the Plan at December 31, 2010 have a weighted average remaining life of 8.44 years and 7.61 years, respectively.

Non-Employee Director Compensation Plan

        The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee. Under this plan, eligible directors are granted Restricted Stock Units ("RSUs") following each annual stockholder meeting with each RSU representing one share of the Company's class A common stock. Eligible directors receive a grant of RSUs having a fair market value of $133 on the date of grant based on the closing price of the Company's class A common stock on the business day immediately preceding the grant date. The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting. In connection with this plan, the Company granted 2,324 RSUs per director following the 2010 annual stockholder meeting and granted an additional 1,854 RSUs to a director upon his election to the board of directors in July 2010. The Company granted 3,018 RSUs per director in 2009. The Company granted 4,145 RSUs per director following the 2008 annual stockholder meeting and granted an additional 2,374 RSUs to a director upon his election to the board of directors

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

11. Equity Based Compensation (Continued)

in October 2008. As of December 31, 2010, there were a total of 90,340 RSUs outstanding. The Company expensed $0.7 million, $0.5 million, and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Stock Purchase Plan/Employee Stock Purchase Plan

        The Company offered its class A common stock to eligible employees and independent contractors associated with the Company and its subsidiaries pursuant to a Stock Purchase Plan and the Company's Employee Stock Purchase Plan (together, the "SPPs") during 2010, 2009 and 2008. The purchases of stock under the SPPs occurred in October 2010, October 2009 and September 2008 at a 5% discount to the closing price of the Company's class A common stock on predetermined dates established pursuant to the ESPP and SPP, and as such no compensation charge was recorded for these plans during 2010, 2009 or 2008. Employee contributions to the SPPs were $685, $405, and $644 during the years ended December 31, 2010, 2009 and 2008, respectively. The contributions were used to purchase shares of class A common stock totaling 13,113, 8,644 and 20,627 during 2010, 2009 and 2008, respectively.

12. Equity

Preferred Stock

        The Company's board of directors may, without further action by stockholders, from time to time direct the issuance of up to 20 million shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series.

Class A and Class B Common Stock and Class B Special Voting Stock

General

        The Company's class A common stock and class B common stock are identical in all respects, except with respect to voting and except that each share of class B common stock is convertible into one share of class A common stock at the option of the holder. The class B common stock will be converted automatically into class A common stock upon a transfer thereof to any person other than certain currently affiliated persons and their affiliates. The class A and class B common stock are referred to as "common stock".

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

13. Commitments and Contingencies

Lease Commitments

        The Company leases various facilities and equipment under operating lease agreements. Rental expense incurred under these leases was $42.4 million, $40.5 million, and $40.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        The Company also records certain leasehold improvements under capital leases. Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

        Future commitments under non-cancelable capital and operating leases for premises, equipment and other recurring commitments are as follows:

	Capital Leases	Operating Leases & Other
Year ending December 31,
2011	$218	$78,361
2012	201	42,864
2013	114	34,024
2014	114	22,507
2015	106	18,043
Thereafter	221	44,193

	974	$239,992

Less imputed interest	(218)

Total capital lease obligations	756
Less current portion	(158)

Long-term capital lease obligations	$598

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies (Continued)

Purchase Commitment

        Beginning in March 2009, AMR entered into a series of forward purchase contracts which fixed the price for a portion of its total monthly diesel fuel usage from April 1, 2009 through June 30, 2010. Based on the terms of the contracts, the Company concluded they did not qualify as derivatives. There was no material impact to operating expenses related to these contracts during the years ended December 31, 2010 or 2009.

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

13. Commitments and Contingencies (Continued)

Letters of Credit

        At December 31, 2010 and 2009, the Company had $75.1 million and $43.6 million, respectively, in outstanding letters of credit.

Other Legal Matters

        On December 13, 2005, a lawsuit purporting to be a class action was commenced against AMR in Spokane, Washington in Washington State Court, Spokane County. The complaint alleged that AMR billed patients and third party payors for transports it conducted between 1998 and 2005 at higher rates than contractually permitted. The court has certified a class in this case which is comprised of approximately 15,000 Spokane County residents. In September 2010, the Company and class representatives reached an agreement to resolve the claims for approximately $1.1 million, which amount includes all remaining refunds due to class members and attorney's fees for the plaintiffs' counsel. The settlement was recently approved and finalized by the court.

        In December 2006, AMR received a subpoena from the DOJ. The subpoena requested copies of documents for the period from January 2000 through the present. The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York. The Company produced documents responsive to the subpoena. The government has identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government, provided its response, and is currently in discussions with the DOJ and the Office of the Inspector General of Health and Human Services regarding resolution of this matter. During the year ended December 31, 2010, the Company recorded a $3.1 million reserve for its estimate of likely exposure in this matter.

        Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws. On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda, which has since been removed to the United States District Court, Northern District of California and later remanded back to state court; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; and on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles. In addition, in the first quarter of 2010, Melanie Aguilar filed suit in the Superior Court of the State of California on substantially identical claims. The four cases have been joined together as "coordinated cases" and are all pending in state court in Alameda County, California, other than Bartoni, which is currently stayed due to interlocutory appeal. In the Bartoni case, the Company has filed a motion to compel arbitration pursuant to the applicable collective bargaining agreement. On November 5, 2010, the court denied the motion and the Company appealed. The Bartoni case is currently stayed pending the appeal. At the present time, courts have not certified classes in any of these cases. Plaintiffs allege principally that the AMR entities failed to pay daily overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks. Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys' fees and other sanctions permitted under California law for violations of wage hour laws. The Company is unable at this time to estimate the amount of potential damages, if any.

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

14. Transactions with Onex

        The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, its principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. This fee, which has been included as a component of selling, general and administrative expenses in the accompanying statement of operations, amounted to $1.0 million for each of the years ended December 31, 2010, 2009 and 2008.

15. Insurance

        Insurance reserves are established for automobile, workers compensation, general liability and professional liability claims utilizing policies with both fully-insured and self-insured components. This includes the use of an off-shore captive insurance program through a wholly-owned subsidiary for certain professional (medical malpractice), auto, workers' compensation and general liability programs for both EmCare and AMR. In those instances where the Company has obtained third-party insurance coverage, the Company normally retains liability for the first $1 to $3 million of the loss. Insurance reserves cover known claims and incidents within the level of Company retention that may result in the assertion of additional claims, as well as claims from unknown incidents that may be asserted arising from activities through December 31, 2010.

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

        The Company's most recent actuarial valuation was completed in December 2010. As a result of this and previous actuarial valuations, the Company recorded an increase in its provisions for insurance liabilities of $0.4 million in 2010, an increase of $4.5 million in 2009 and a reduction of $4.1 million in 2008 related to reserves for losses in prior years.

        Provisions for insurance expense included in the statements of operations include annual provisions determined in consultation with third-party actuaries and premiums paid to third-party insurers.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

15. Insurance (Continued)

        The table below summarizes the non-health and welfare insurance reserves included in the accompanying balance sheets:

	Accrued Liabilities	Insurance Reserves and Other Long-term Liabilities	Total Liabilities
December 31, 2010
Automobile	$6,814	$8,774	$15,588
Workers compensation	13,692	30,026	43,718
General/ Professional liability	29,558	119,543	149,101

	$50,064	$158,343	$208,407

December 31, 2009
Automobile	$7,993	$9,413	$17,406
Workers compensation	15,096	27,942	43,038
General/ Professional liability	39,743	106,261	146,004

	$62,832	$143,616	$206,448

        Certain insurance programs also require the Company to maintain deposits with third-party insurers or with trustees to cover future claims costs. These deposits are included as insurance collateral in the accompanying balance sheets. Investments supporting insurance programs are comprised principally of government securities and investment grade securities. These investments are designated as available-for-sale and reported at fair value. Investment income earned on these investments is reported as interest income from restricted assets in the statements of operations. The following table summarizes these deposits and restricted investments:

	2010	2009
Restricted cash and cash equivalents	$17,284	$12,381
Restricted marketable securities	4,570	1,813
Other short-term insurance collateral	11,622	10,792

Insurance collateral—short-term	$33,476	$24,986

Restricted long-term investments	$75,635	$87,720
Other long-term insurance collateral	60,428	56,166

Insurance collateral—long-term	$136,063	$143,886

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

16. Net Income Per Common Share

        The calculation of basic net income per common share and diluted net income per common share is presented below:

	Year ended December 31,
	2010	2009	2008
Basic earnings per common share computation
Numerator:
Net income available to stockholders	$131,724	$115,239	$84,847

Denominator:
Basic average shares outstanding
Common stock and LP exchangeable units	43,960,912	42,552,716	41,652,783

Basic earnings per common share	$3.00	$2.71	$2.04

Diluted earnings per share computation
Numerator:
Net income available to stockholders	$131,724	$115,239	$84,847

Denominator:
Basic average shares outstanding	43,960,912	42,552,716	41,652,783
Incremental shares from assumed exercise of stock options and RSUs	732,455	1,071,084	1,477,999

Diluted average common shares outstanding	44,693,367	43,623,800	43,130,782

Diluted earnings per common share	$2.95	$2.64	$1.97

        There were 65,500 potential common shares excluded from the calculation of diluted earnings per share for the year ended December 31, 2008 because they were antidilutive.

17. Segment Information

        The Company is organized around two separately managed business units: medical transportation services and facility-based physician services, which have been identified as operating segments. The medical transportation services reportable segment focuses on providing a full range of medical transportation services from basic patient transit to the most advanced emergency care and pre-hospital assistance. The facility-based physician services reportable segment provides physician services to hospitals primarily for emergency departments and urgent care centers, as well as for hospitalist/inpatient, radiology, teleradiology and anesthesiology services. The Chief Executive Officer has been identified as the chief operating decision maker ("CODM") as he assesses the performance of the business units and decides how to allocate resources to the business units.

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

	Year ended December 31,
	2010	2009	2008
Medical Transportation Services
Net revenue	$1,380,860	$1,343,857	$1,401,801
Income from operations	79,058	73,539	72,261
Adjusted EBITDA	125,382	124,709	129,933
Goodwill	178,127	172,867	175,563
Intangible assets, net	37,756	39,937	44,805
Total identifiable assets	784,454	730,956	789,180
Capital expenditures	$43,928	$32,314	$22,586
Facility-Based Physician Services
Net revenue	$1,478,462	$1,225,828	$1,008,063
Income from operations	166,925	139,597	95,960
Adjusted EBITDA	189,038	157,294	113,675
Goodwill	249,278	209,084	170,450
Intangible assets, net	142,618	62,717	31,336
Total identifiable assets	678,901	583,806	576,211
Capital expenditures	$2,443	$3,680	$4,707
Segment Totals
Net revenue	$2,859,322	$2,569,685	$2,409,864
Income from operations	245,983	213,136	168,221
Adjusted EBITDA	314,420	282,003	243,608
Goodwill	427,405	381,951	346,013
Intangible assets, net	180,374	102,654	76,141
Total identifiable assets	1,463,355	1,314,762	1,365,391
Capital expenditures	$46,371	$35,994	$27,293

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

        A reconciliation of Adjusted EBITDA to net income is as follows:

	Year ended December 31,
	2010	2009	2008
Adjusted EBITDA	$314,420	$282,003	$243,608
Depreciation and amortization expense	(65,332)	(64,351)	(68,980)
Interest expense	(22,912)	(40,996)	(42,087)
Realized gain on investments	2,450	2,105	2,722
Interest and other income	968	1,816	2,055
Loss on early debt extinguishment	(19,091)	—	(241)
Income tax expense	(79,126)	(65,685)	(52,530)
Equity in earnings of unconsolidated subsidiary	347	347	300

Net income	$131,724	$115,239	$84,847

        A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Year ended December 31,
	2010	2009	2008
Adjusted EBITDA	$314,420	$282,003	$243,608
Interest expense (less deferred loan fee amortization)	(20,428)	(39,165)	(39,983)
Change in accounts receivable	(22,241)	18,742	27,618
Change in other operating assets/liabilities	(825)	42,675	(15,353)
Equity based compensation	6,699	3,979	2,476
Excess tax benefits from stock-based compensation	(15,660)	(17,448)	—
Income tax expense, net of change in deferred taxes	(80,305)	(23,236)	(11,511)
Other	3,884	5,003	4,602

Cash flows provided by operating activities	$185,544	$272,553	$211,457

        A reconciliation of segment assets to total assets and segment capital expenditures to total capital expenditures is as follows as of December 31:

	2010	2009
Segment total identifiable assets	$1,463,355	$1,314,762
Corporate cash	246,118	315,590
Other corporate assets	39,079	24,355

Total identifiable assets	$1,748,552	$1,654,707

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

17. Segment Information (Continued)

        Other corporate assets principally consist of property, plant and equipment, and other assets.

	2010	2009	2008
Segment total capital expenditures	$46,371	$35,994	$27,293
Corporate capital expenditures	2,750	8,734	4,795

Total capital expenditures	$49,121	$44,728	$32,088

18. Quarterly Financial Information (unaudited)

        Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 is as follows (in millions, except per share amounts):

2010	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$679.4	$708.8	$737.2	$734.0
Income from operations	57.4	61.8	62.8	63.9
Net income	31.0	24.0	36.8	40.0
Basic earnings per share	0.71	0.54	0.83	0.91
Diluted earnings per share	0.70	0.54	0.82	0.89

2009	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
Net revenue	$613.0	$637.3	$665.1	$654.3
Income from operations	47.5	55.7	55.5	54.4
Net income	24.1	29.0	28.9	33.2
Basic earnings per share	0.57	0.69	0.67	0.77
Diluted earnings per share	0.56	0.67	0.66	0.75

19. Valuation and Qualifying Accounts

	Allowance for Contractual Discounts	Allowance for Uncompensated Care	Total Accounts Receivable Allowances
Balance at December 31, 2007	$832,738	$431,920	$1,264,658
Additions	3,081,633	1,375,566	4,457,199
Reductions	(3,028,970)	(1,293,011)	(4,321,981)

Balance at December 31, 2008	885,401	514,475	1,399,876
Additions	4,071,279	1,762,517	5,833,796
Reductions	(3,955,395)	(1,704,977)	(5,660,372)

Balance at December 31, 2009	1,001,285	572,015	1,573,300
Additions	5,193,418	1,931,518	7,124,936
Reductions	(5,102,515)	(1,874,114)	(6,976,629)

Balance at December 31, 2010	$1,092,188	$629,419	$1,721,607

        Additions to the Company's valuation and qualifying accounts are primarily related to income statement provisions and balances added from acquisitions. Reductions to these accounts are primarily related to write-off activity.

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt

        EMS LP's wholly-owned subsidiaries, AMR HoldCo, Inc. and EmCare HoldCo, Inc., are the borrowers under the senior secured credit facility, which includes a full, unconditional and joint and several guarantee by EMSC, EMS LP and EMSC's domestic subsidiaries. The senior secured credit facility does not include a guarantee by the Company's captive insurance subsidiary and only limited guarantees from any future non-domestic subsidiaries. All of the operating income and cash flow of EMSC, EMS LP, AMR HoldCo, Inc. and EmCare HoldCo, Inc. is generated by AMR, EmCare and their subsidiaries. As a result, funds necessary to meet the debt service obligations under the senior secured credit facility are provided by the distributions or advances from the subsidiary companies, AMR and EmCare. Investments in subsidiary operating companies are accounted for on the equity method. Accordingly, entries necessary to consolidate EMSC, EMS LP, AMR HoldCo, Inc., EmCare HoldCo, Inc. and all of their subsidiaries are reflected in the Eliminations/Adjustments column. Separate complete financial statements of the borrowers, EMS LP and subsidiary guarantors would not provide additional material information that would be useful in assessing the financial composition of the borrowers, EMS LP or the subsidiary guarantors. The condensed consolidating financial statements for EMSC,EMS LP, the borrowers, the guarantors and the non-guarantor are as follows:

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Balance Sheet
As of December 31, 2010

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$265,761	$21,600	$—	$287,361
Insurance collateral	—	—	—	—	6,409	30,046	(2,979)	33,476
Trade and other accounts receivable, net	—	—	—	—	489,411	247	—	489,658
Parts and supplies inventory	—	—	—	—	23,031	—	—	23,031
Prepaids and other current assets	—	—	—	—	22,637	179	(4,199)	18,617
Current deferred tax assets	—	—	—	—	(3,834)	3,834	—	—

Current assets	—	—	—	—	803,415	55,906	(7,178)	852,143

Non-current assets:
Property, plant, and equipment, net	—	—	—	—	133,731	—	—	133,731
Intercompany receivable	—	—	283,557	125,791	—	—	(409,348)	—
Intangible assets, net	—	—	—	—	180,374	—	—	180,374
Non-current deferred tax assets	—	—	—	—	4,126	(6,120)	1,994	—
Insurance collateral	—	—	—	—	31,664	109,669	(5,270)	136,063
Goodwill	—	—	—	—	426,947	458	—	427,405
Other long-term assets	—	—	7,820	3,513	7,503	—	—	18,836
Investment and advances in subsidiaries	847,205	847,205	448,376	398,816	32,981	—	(2,574,583)	—

Assets	$847,205	$847,205	$739,753	$528,120	$1,620,741	$159,913	$(2,994,385)	$1,748,552

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$39,460	$121	$—	$39,581
Accrued liabilities	—	—	747	232	231,297	27,362	—	259,638
Current deferred tax liabilities	—	—	—	—	5,114	—	—	5,114
Current portion of long-term debt	—	—	10,997	4,941	395	—	—	16,333

Current liabilities	—	—	11,744	5,173	276,266	27,483	—	320,666
Long-term debt	—	—	278,587	125,163	1,193	—	—	404,943
Long-term deferred tax liabilities	—	—	—	—	5,971	—	—	5,971
Insurance reserves and other long-term liabilities	—	—	—	—	89,596	90,625	(10,454)	169,767
Intercompany payable	—	—	—	—	400,524	8,824	(409,348)	—

Liabilities	—	—	290,331	130,336	773,550	126,932	(419,802)	901,347

Equity:
Class A common stock	304	—	—	—	—	30	(30)	304
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	394,655	321,581	73,075	393,139	—	(1,182,450)	90,776
Treasury stock at cost	(1,684)	—	—	—	—	—	—	(1,684)
Additional paid-in capital	305,258	—	—	—	—	4,316	(4,316)	305,258
Retained earnings	450,766	450,766	126,425	324,341	452,268	26,522	(1,380,322)	450,766
Comprehensive income	1,784	1,784	1,416	368	1,784	2,113	(7,465)	1,784

Equity	847,205	847,205	449,422	397,784	847,191	32,981	(2,574,583)	847,205

Liabilities and Equity	$847,205	$847,205	$739,753	$528,120	$1,620,741	$159,913	$(2,994,385)	$1,748,552

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Consolidating Statement of Operations
For the year ended December 31, 2010

	EMSC	EMS LP	Issuer AMR HoldCo, Inc.	Issuer EmCare HoldCo, Inc.	Subsidiary Guarantors	Subsidiary Non-Guarantor	Eliminations/ Adjustments	Total
Net revenue	$—	$—	$—	$—	$2,859,322	$64,501	$(64,501)	$2,859,322

Compensation and benefits	—	—	—	—	2,023,503	—	—	2,023,503
Operating expenses	—	—	—	—	359,262	—	—	359,262
Insurance expense	—	—	—	—	93,151	68,680	(64,501)	97,330
Selling, general and administrative expenses	—	—	—	—	67,912	—	—	67,912
Depreciation and amortization expense	—	—	—	—	65,332	—	—	65,332

Income (loss) from operations	—	—	—	—	250,162	(4,179)	—	245,983
Interest income from restricted assets	—	—	—	—	1,376	1,729	—	3,105
Interest expense	—	—	—	—	(22,912)	—	—	(22,912)
Realized gain on investments	—	—	—	—	—	2,450	—	2,450
Interest and other income	—	—	—	—	968	—	—	968
Loss on early extinguishment of debt	—	—	—	—	(19,091)	—	—	(19,091)

Income before income taxes	—	—	—	—	210,503	—	—	210,503
Income tax expense	—	—	—	—	(79,126)	—	—	(79,126)

Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	131,377	—	—	131,377
Equity in earnings of unconsolidated subsidiaries	131,724	131,724	38,166	93,558	347	—	(395,172)	347

Net income	$131,724	$131,724	$38,166	$93,558	$131,724	$—	$(395,172)	$131,724

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

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

20. Guarantors of Debt (Continued)

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2010

	EMSC	EMS LP	Issuer AMR HoldCo Inc.	Issuer EmCare HoldCo Inc.	Subsidiary Guarantors	Subsidiary Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$149,734	$35,810	$185,544

Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(49,121)	—	(49,121)
Proceeds from sale of property, plant and equipment	—	—	—	—	198	—	198
Acquisition of businesses, net of cash received	—	—	—	—	(119,897)	—	(119,897)
Net change in insurance collateral	—	—	—	—	29,057	(29,560)	(503)
Net change in deposits and other assets	—	—	—	—	10,458	—	10,458

Net cash used in investing activities	—	—	—	—	(129,305)	(29,560)	(158,865)

Cash Flows from Financing Activities
EMSC issuance of class A common stock	6,907	—	—	—	—	—	6,907
Class A common stock repurchased as treasury stock	(1,684)	—	—	—	—	—	(1,684)
Repayments of capital lease obligations and other debt	—	—	(314,328)	(141,220)	(3,338)	—	(458,886)
Borrowings under credit facility	—	—	293,250	131,750	—	—	425,000
Debt issue costs	—	—	(8,339)	(3,746)	—	—	(12,085)
Payment of premiums for debt extinguishment	—	—	(10,014)	(4,499)	—	—	(14,513)
Excess tax benefits from stock-based compensation	—	—	—	—	15,660	—	15,660
Net change in bank overdrafts	—	—	—	—	(32,605)	—	(32,605)
Net intercompany borrowings (payments)	(5,223)	—	39,431	17,715	(51,923)	—	—

Net cash used in financing activities	—	—	—	—	(72,206)	—	(72,206)

Change in cash and cash equivalents	—	—	—	—	(51,777)	6,250	(45,527)
Cash and cash equivalents, beginning of period	—	—	—	—	317,538	15,350	332,888

Cash and cash equivalents, end of period	$—	$—	$—	$—	$265,761	$21,600	$287,361

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

21. Subsequent Events

        The Company's management has evaluated events subsequent to December 31, 2010 through the issue date of this report to identify any necessary changes to the consolidated financial statements or related disclosures. Below is a description of events for which disclosure was deemed necessary.

        On February 13, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement) with CDRT Acquisition Corporation, a Delaware corporation ("Parent"), and CDRT Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent ("Sub"). Parent and Sub are affiliates of Clayton, Dubilier & Rice, LLC. Pursuant to the Merger Agreement and subject to the conditions set forth therein, Sub will merge with and into the Company, with the Company as the surviving entity and a wholly-owned subsidiary of Parent. At the time the Merger is effective, each issued and outstanding share of class A common stock and class B common stock (including shares of Class B common stock issued immediately prior to the effective time in exchange for the LP exchangeable units of EMS LP, but excluding treasury shares, shares held by Parent or Sub and shares held by stockholders who perfect their appraisal rights), will be converted into the right to receive $64.00 per share in cash, without interest and subject to any applicable withholding taxes. Completion of the merger is subject to customary closing conditions, including, among others, (a) approval of the adoption of the Merger Agreement by a majority of the voting power of the outstanding capital stock

Emergency Medical Services Corporation

Notes to Consolidated Financial Statements (Continued)

(dollars in thousands, except for share and per share amounts)

21. Subsequent Events (Continued)

of the Company, (b) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (c) the absence of any material adverse change in the Company. The holders of the LP exchangeable units, who hold approximately 82% of the voting power of the capital stock of EMSC, have agreed to vote to approve the adoption of the Merger Agreement. The Company is a defendant, and the members of its Board are named as defendants together with certain other parties, in a derivative action filed in February 2011 by Scott A. Halliday in District Court, Arapahoe County, Colorado. The plaintiff alleges, inter alia, that the transactions contemplated by the Merger Agreement were financially unfair to the Company and its public stockholders and seeks unspecified damages and equitable relief, including an injunction halting the transaction or rescission of the transaction as applicable. The Company believes the allegations are without merit and intends to vigorously defend this matter.