Form 10-K/A
period 2010-12-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2011-05-02
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

Mark one:

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

Or

☐                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file numbers:

001-32701

333-127115

EMERGENCY MEDICAL SERVICES CORPORATION
EMERGENCY MEDICAL SERVICES L.P.

(Exact name of Registrant as Specified in its Charter)

20-3738384
Delaware (State or other jurisdiction of incorporation or organization)	20-2076535 (IRS Employer Identification Number)

6200 S. Syracuse Way Suite 200 Greenwood Village, CO (Address of principal executive offices)	80111 (Zip Code)

Registrant’s telephone number, including area code: 303-495-1200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s class A common stock on the New York Stock Exchange on such date was $1,484.9 million (30,285,248 shares at a closing price per share of $49.03).

Shares of class A common stock outstanding at February 11, 2011—30,420,991; shares of class B common stock outstanding at February 11, 2011—52,228; LP exchangeable units outstanding at February 11, 2011—13,724,676.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its 2011 Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2010 are incorporated by reference into Part III, Items 10-14, of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Emergency Medical Services Corporation (referred to as “EMSC”, “we”, “us”, “our” or the “Company”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2011 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K.  Such information was previously expected to be incorporated by reference to the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.  As the Company no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2010, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated May 2, 2011.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Amendment No. 1 remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Company

The Board of Directors (the “Board”) currently consists of eight members, divided into three classes of directors. Class I consists of Robert M. Le Blanc and William A. Sanger (term expiring 2012). Class II consists of Steven B. Epstein, Paul B. Iannini, M.D. and James T. Kelly (term expiring 2013). Class III consists of Michael L. Smith, Kevin E. Benson, and Leonard Riggs, Jr., M.D. (term expiring 2011). Each director was elected to serve for a three-year term. At the effective time of the proposed merger of the Company, or the Merger, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated February 13, 2011, among the Company, CDRT Acquisition Corporation and CDRT Merger Sub, Inc. (“Merger Sub”), the directors of Merger Sub immediately prior to the effective time of the Merger will become the directors of EMSC.

Information regarding the current Board of Directors of the Company is set forth below:

Class I Directors—Terms Expiring in 2012

Name	Age	Position(s)
Robert M. Le Blanc	44	Director
William A. Sanger	60	Director, Chief Executive Officer

Class II Director— Terms Expiring in 2013

Name	Age	Position(s)
Steven B. Epstein	67	Director
Paul B. Iannini, M.D.	63	Director
James T. Kelly	64	Director

Class III Directors—Terms Expiring in 2011

Name	Age	Position(s)
Kevin E. Benson	64	Director
Michael L. Smith	62	Director
Leonard Riggs, Jr., M.D.	68	Director

Messrs. Sanger and Le Blanc have served on the Board since the Company’s formation and the other directors, other than Dr. Iannini and Mr. Benson, were elected to the Board in 2005, just before we formally approved our initial public offering. Dr. Iannini was elected to the Board on June 1, 2006 and was also appointed to the Audit Committee at that time. Dr. Iannini was also appointed to the Corporate Governance and Nominating Committee on June 14, 2007 and to the Compliance Committee on October 30, 2008. Mr. Benson was elected to the Board on October 30, 2008 and was appointed to the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee at that time. Dr. Riggs was elected to the Board on July 30, 2010 and was also appointed to the Corporate Governance and Nominating Committee, Compensation Committee and Compliance Committee at that time.

Director Biographical Information

Kevin E. Benson became a director of EMSC in October 2008. Prior to his retirement, Mr. Benson previously served as President and Chief Executive Officer of Laidlaw International, Inc., a transportation services company, from June 2003 to October 2007, and Laidlaw, Inc. from September 2002 to June 2003. Prior to that, Mr. Benson served as President and Chief Executive Officer of The Insurance Corporation of British Columbia, an insurance company, from December 2001 to September 2002 and as President of The Pattison Group, a privately owned company and conglomerate, in 2000 and 2001. Mr. Benson also serves as a director of TransCanada Corporation, an oil and gas pipeline company. Mr. Benson holds a Bachelor of Accounting degree from the University of Witwatersrand (South Africa) and was a member of the South African Society of Chartered Accountants. EMSC believes Mr. Benson’s directorship provides a unique historical perspective to EMSC’s business given his long tenure as a chief executive with EMSC’s predecessor parent company.

Steven B. Epstein became a director of the predecessor of EMSC in July 2005. Mr. Epstein is the founder and senior healthcare partner of the law firm of Epstein Becker & Green, P.C. Epstein Becker & Green, P.C. is recognized as one of the country’s leading healthcare law firms. The Company believes Mr. Epstein’s stature as a central figure in healthcare law provides valuable experience for the board of directors of EMSC. Mr. Epstein also serves as a legal advisor to healthcare entities throughout the U.S. Mr. Epstein received his B.A. from Tufts University, where he served on the Board of Trustees from 1999 to 2009 until being appointed Director Emeritus, and his J.D. from Columbia Law School, where he serves as Chairman of the Law School’s Board of Visitors. In 2009, Mr. Epstein received Columbia Law School’s Medal for Excellence—Columbia Law School’s most prestigious award. In addition, Mr. Epstein serves as a director of many healthcare companies, including Catalyst Health, Inc., a pharmacy benefit company, and Discovery Health, a South African healthcare company. He also serves as an advisor to several venture and private equity firms.

Paul B. Iannini, M.D. became a director of EMSC in June 2006. Dr. Iannini is the Chairman, Department of Medicine and Director, Medical Service Line, at York Hospital in York, Pennsylvania. Prior to that, Dr. Iannini served as the Chairman, Department of Medicine, of Danbury Hospital, where he had been since 1978, and as Clinical Professor of Medicine at Yale University School of Medicine. The Company believes Dr. Iannini’s experience as a prominent physician with leadership experience at hospitals enables him to provide a unique and valuable perspective as a member of EMSC’s board of directors.

James T. Kelly became a director of the predecessor of EMSC in July 2005. Since 2003, Mr. Kelly has been a private investor. From 1986 to 1996, Mr. Kelly served as President and Chief Executive Officer of Lincare Holdings Inc., and he served as Chairman of the Board of Lincare from 1994 to 2000. Lincare is a publicly traded company that provides respiratory care, infusion therapy and medical equipment to patients in the home. Prior to joining Lincare, Mr. Kelly was with Union Carbide Corporation for 19 years, where he served in various management positions. Mr. Kelly also serves as a director of HMS Holdings Corp., a provider of consulting and reimbursement services to healthcare providers. Mr. Kelly was a director with American Dental Partners, Inc., a provider of dental management services, from 1998 to April 2009. Mr. Kelly’s long experience as a senior executive with other leading healthcare companies provides beneficial and respected contributions as a member of the board of directors, especially with respect to the operational and business functions of a publicly traded healthcare company.

Robert M. Le Blanc has been the Lead Director of EMSC and its predecessor since December 2004. Mr. Le Blanc has served as Managing Director of Onex Investment Corp., an affiliate of Onex Corporation, a diversified industrial corporation, since 1999. We believe Mr. Le Blanc’s business acumen and leadership position with our lead stockholder continues to be integral to providing guidance to EMSC. Since joining Onex, Mr. Le Blanc has led all of Onex’s acquisitions in the healthcare sector, including the acquisitions of Skilled Healthcare Group, Inc., Center for Diagnostic Imaging, Inc. and Magellan Health Services, Inc., in addition to leading the acquisition of The Warranty Group, Inc., a financial services company. Prior to joining Onex in 1999, he was with Berkshire Hathaway for seven years. From 1988 to 1992, Mr. Le Blanc held numerous positions with General Electric, with responsibility for corporate finance and corporate strategy. Mr. Le Blanc serves as the Lead Director of Magellan Health Services, Inc. and Skilled Healthcare, Inc., as the Chairman of Carestream Health, Inc. and is a director of The Warranty Group, Inc., Cypress Insurance, Res-Care, Inc., Center for Diagnostic Imaging, Inc., First Berkshire Hathaway Life, and Connecticut Children’s Medical Center. Mr. Le Blanc holds an MBA from New York University and a Bachelor of Science degree from Bucknell University.

Leonard M. Riggs, Jr., M.D. became a director of EMSC in July 2010. He is a private investor and serves as an Operating Partner of CIC Partners, a private equity firm based in Dallas, Texas. Dr. Riggs was a founder of EmCare, Inc., and also served as its Chairman and Chief Executive Officer until 2002. Dr. Riggs has served on numerous boards and is a former president of the American College of Emergency Physicians. The Company believes Dr. Riggs’s experience as a prominent physician with executive experience in outsourced healthcare services enables him to provide a unique and valuable perspective as a member of EMSC’s board of directors.

William A. Sanger has been a director, chairman and Chief Executive Officer of EMSC and its predecessor since February 2005, and the President of EMSC since 2008. Mr. Sanger was appointed President of EmCare in 2001 and Chief Executive Officer of American Medical Response, Inc. (“AMR”) and EmCare Holdings Inc. (“EmCare”) in June 2002. Mr. Sanger served as President and Chief Executive Officer of Cancer Treatment Centers of America, Inc. from 1997 to 2001. Mr. Sanger is also a co-founder of BIDON Companies where he has been a Managing Partner since 1999. From 1994 to 1997, Mr. Sanger was co-founder and Executive Vice President of PhyMatrix Corp., then a publicly traded diversified health services company. In addition, Mr. Sanger was President and Chief Executive Officer of various other healthcare entities, including JFK Health Care System. Mr. Sanger serves as the Chairman of the Board of Directors of Vidacare Corporation, a medical device company. Mr. Sanger has an MBA from the Kellogg School of Management at Northwestern University. Mr. Sanger has more than 30 years of experience in the healthcare industry, and EMSC believes his experience both as an entrepreneur and a seasoned public company executive, including 8 years of experience in different capacities with EmCare and AMR, make him uniquely qualified to serve in his role.

Michael L. Smith became a director of the predecessor of EMSC in July 2005. Mr. Smith is a private investor who continues to serve on the boards of leading healthcare companies. He is a founding partner of Cardinal Equity Fund and Cardinal Equity Partners. From 2001 until his retirement in January 2005, Mr. Smith served as Executive Vice President and Chief Financial and Accounting Officer of Anthem, Inc. and its subsidiaries, Anthem Blue Cross and Blue Shield, which together form one of the leading health insurance groups in the United States. Mr. Smith brings a deep knowledge of public companies in the healthcare industry from his past experience as an executive and his continuing experience as a director. From 1996 to 1998 he served as Chief Operating Officer and Chief Financial Officer of American Health Network Inc., then a subsidiary of Anthem. Mr. Smith was Chairman, President and Chief Executive Officer of Mayflower Group, Inc., a transportation company, from 1989 to 1995, and held various other management positions with that company from 1974 to 1989. Mr. Smith also serves as a director of Kite Realty Group Trust, a retail property REIT, Vectren Corporation, a gas and electric power utility, and HH Gregg, Inc., a national home appliance and electronics retailer. Mr. Smith previously served as a director of Calumet Specialty Products, LP (a refiner of specialty petroleum products) from 2006 to 2009 and Intermune Inc. (a biopharmaceutical company). Mr. Smith also serves as a member of the Board of Trustees of DePauw University, a director of the Central Indiana Community Foundation and the Lumina Foundation, and the Chairman of the Indiana Commission for Higher Education.

Executive Officers of the Company

Name	Age	Position
William Sanger	60	Director, Chairman, President and Chief Executive Officer
Randel G. Owen	52	Chief Financial Officer and Executive Vice President
Todd G. Zimmerman	45	President of EmCare and Executive Vice President of EMSC
Mark E. Bruning	53	President of AMR
Steve Ratton, Jr.	48	Treasurer and Senior Vice President of Mergers and Acquisitions

Set forth below is a description of the background of each of our executive officers other than Mr. Sanger. A description of Mr. Sanger’s background is set forth above under the caption “Director Biographical Information.”

Randel G. Owen has been Chief Financial Officer of EMSC and its predecessor since February 10, 2005 and was appointed Executive Vice President as of December 1, 2005. Mr. Owen was appointed Executive Vice President and Chief Financial Officer of AMR in March 2003. He joined EmCare in July 1999 and served as Executive Vice President and Chief Financial Officer from June 2001 to March 2003. Mr. Owen is also a director of First Cash Financial Services, Inc. Before joining EmCare, Mr. Owen was Vice President of Group Financial Operations for PhyCor, Inc., a medical clinic operator, in Nashville, Tennessee from 1995 to 1999. Mr. Owen has more than 25 years of financial experience in the healthcare industry. Mr. Owen received an accounting degree from Abilene Christian University.

Todd G. Zimmerman has been President of EmCare since April 2010. Prior to this role, he served as General Counsel of EMSC and its predecessor from February 10, 2005 through March 2010. Mr. Zimmerman was appointed Executive Vice President of EMSC effective December 1, 2005. Mr. Zimmerman was appointed General Counsel and Executive Vice President of EmCare in July 2002 and of AMR in May 2004. Mr. Zimmerman joined EmCare in October 1997 in connection with EmCare’s acquisition of Spectrum Emergency Care, Inc. , an emergency department and outsourced physician services company, where he served as Corporate Counsel. Prior to joining Spectrum in 1997, Mr. Zimmerman worked in the private practice of law for seven years, providing legal advice and support to various large corporations. Mr. Zimmerman received his B.S. in Business Administration from St. Louis University and his J.D. from the University of Virginia School of Law.

Mark E. Bruning was appointed President of AMR in May 2009, after having served as Executive Vice President since January 2008. Mr. Bruning has spent over 25 years of his career with AMR in numerous positions, and over 15 years in leadership roles with AMR. Prior to his current appointment, Mr. Bruning was a divisional Chief Operating Officer for AMR in AMR’s Central Division. Mr. Bruning holds an MBA from the Kellogg Graduate School of Management at Northwestern University.

Steve Ratton, Jr. has been Treasurer of EMSC and its predecessor since February 2005 and was appointed Senior Vice President of Mergers and Acquisitions effective December 1, 2005. Mr. Ratton joined EmCare in April 2003 as Executive Vice President and Chief Financial Officer. Prior to joining EmCare, Mr. Ratton served as Treasurer for Radiologix, Inc. from September 2001 to April 2003. Mr. Ratton was Vice President of Finance for Matrix

Rehabilitation, Inc. from August 2000 to September 2001, and Director of Finance for PhyCor, Inc. from April 1998 to August 2000. Mr. Ratton has more than 20 years of experience in the healthcare industry, in both hospital and physician settings. Mr. Ratton has an accounting degree from the University of Texas at El Paso.

Officers and Key Employees

Steve Murphy was appointed Senior Vice President of Government and National Services of EMSC effective December 1, 2005. He has served in that role with AMR since 2003. Prior to joining AMR in 1989, Mr. Murphy was National Vice President of Government Relations for CareLine Inc. and MedTrans, Inc., President and Chief Operating Officer of Pruner Health Services, Inc. and Chief Administrative Officer for Pruner’s Napa Ambulance Service, Inc. Mr. Murphy has been active in emergency medical services and the ambulance industry for more than 30 years. He holds a Registered Nursing Degree and has been certified as a Certified Emergency Nurse and Mobile Intensive Care Nurse.

Kimberly Norman was appointed Senior Vice President of Human Resources of EMSC effective December 1, 2005. Ms. Norman joined MedTrans, Inc. in June 1991 and joined AMR in 1997, when it merged with MedTrans. She has held various human resource positions for AMR, including Benefits Specialist, Manager of Human Resources and Employee Development, and Regional and National Vice President of Human Resources. Ms. Norman received her B.B.M. from the University of Phoenix and a Human Resource Management Certification from San Diego State University.

Dighton C. Packard, M.D. has been Chief Medical Officer of EmCare since 1990 and became Chief Medical Officer of the predecessor of EMSC in April 2005. Dr. Packard is also the Chairman of the Department of Emergency Medicine at Baylor University Medical Center in Dallas, Texas and a member of the Board of Trustees for Baylor University Medical Center and for Baylor Heart and Vascular Hospital. Dr. Packard has practiced emergency medicine for more than 30 years. He received his B.S. from Baylor University at Waco and his M.D. from the University of Texas Medical School at San Antonio.

R. Jason Standifird has been Vice President and Controller of EMSC and its predecessor since February 2005, and was appointed Chief Accounting Officer in February 2009. Mr. Standifird joined AMR in 2004 as its Controller, and is a Certified Public Accountant. Prior to joining AMR, Mr. Standifird was a manager with PricewaterhouseCoopers in their Assurance and Business Advisory Services division. Mr. Standifird has a B.S. degree from Boston College in Accounting and Finance.

Craig A. Wilson has been General Counsel and Assistant Secretary of EMSC since April 1, 2010.  Prior to this role, he served as Corporate Counsel of EMSC from February 2005 through March 2010.  Mr. Wilson was Corporate Counsel of EMSC’s EmCare segment from March 2000 through February 2005.  Prior to joining EmCare in 2000, Mr. Wilson worked in the private practice of law for seven years.  Mr. Wilson received his B.S. in Business Administration and Political Science from William Jewell College and his J.D. from Northwestern University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s class A common stock (referred to as “Reporting Persons”) file reports of initial ownership and changes in ownership of the Company’s common stock with the SEC. The SEC regulations require the Reporting Persons to furnish the Company with copies of such reports. Based solely on our review of copies of these reports received by us with respect to our year ended December 31, 2010, we believe that during 2010 all Reporting Persons filed on a timely basis all reports required of them, other than the following forms that were filed with the SEC to reflect the deemed share repurchases for tax withholding purposes in connection with restricted stock lapses in 2010, as previously disclosed in our Form 10-Q for the quarter ended September 30, 2010: a Form 5 was filed on February 14, 2011 for each of Steve Murphy, Randel Owen, Dighton Packard, Steve Ratton and Jason Standifird, and a Form 4 was filed for each of William A. Sanger on December 16, 2010, for Todd Zimmerman on December 21, 2010 and for Kim Norman on September 30, 2010. In addition, Mr. Zimmerman’s Form 4 was subsequently amended on February 14, 2011 to correct the calculation of his total share ownership.

Code of Business Conduct and Ethics and Code of Ethics for the Chief Executive Officer and Senior Financial Officers

The Board of Directors has adopted a “Code of Business Conduct and Ethics” that applies to all of the Company’s officers, employees and directors, and a “Code of Ethics for the Chief Executive Officer and Senior Financial Officers” that applies to our Chief Executive Officer, Chief Financial Officer, corporate officers with financial and accounting responsibilities, including the Controller/Chief Accounting Officer, Treasurer and any other person performing similar tasks or functions. The Code of Business Conduct and Ethics and the Code of Ethics for the Chief Executive Officer and Senior Financial Officers are available at the “Corporate Governance” section of the Company’s website at www.emsc.net. Copies of these codes may also be obtained free of charge from the Company upon a request to Emergency Medical Services Corporation, Attn: Investor Relations, 6200 S. Syracuse Way, Suite 200, Greenwood Village, Colorado 80111, (303) 495-1200.

We will promptly disclose any substantive changes in or waiver of, together with reasons for any waiver of, either of these codes granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer/controller, or persons performing similar functions, and our directors by posting such information in the “Corporate Governance” section of our website at www.emsc.net until we are no longer subject to such public disclosure requirements.

CORPORATE GOVERNANCE

Audit Committee

The Board of Directors maintains a separately-designated Audit Committee consisting of four members: Michael L. Smith (Chair), Kevin E. Benson, Paul B. Iannini, M.D. and James T. Kelly.

The Board has determined that Mr. Smith is an “audit committee financial expert” as defined under the SEC rules. The Board has determined that each member of the Audit Committee is “independent” and “financially literate” in accordance with the listing standards of the New York Stock Exchange (“NYSE”) and the SEC.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis contains statements regarding our performance targets and goals. These targets and goals are discussed in the limited context of our compensation program and should not be considered statements of our management’s expectations or estimates of results or other guidance. We specifically caution investors not to consider these statements in any other context.

Overview

The ability to attract and retain highly motivated, qualified and experienced executives is a crucial element in our ability to maintain and enhance our status as a leading provider of emergency medical services in the United States. We believe that an effective and competitive executive compensation program is a critical factor in recruiting and retaining key executives. Moreover, the Compensation Committee of the Board strives for internal equity among our executive officers. Accordingly, the types of compensation and benefits offered to our executive officers are intended to be proportional to each executive officer’s position and responsibilities and are therefore generally consistent among the group.

The Compensation Committee has responsibility for establishing, implementing and monitoring compliance with our executive compensation philosophy. To that end, the Compensation Committee has developed, in consultation with management and outside consultants, an Executive Officer Evaluation and Compensation Plan which provides the Compensation Committee with a tool for gauging the compensation of our named executive officers. This plan sets forth certain core practices that define the overriding objectives for our executive compensation programs and the role of the various compensation elements in meeting those objectives. These core practices are as follows:

•                  Ensure that all elements of executive compensation and benefits, and of the compensation process, are controlled by the Compensation Committee;

•                  Ensure that total executive compensation levels are reasonably linked to the Company’s performance, which may require that the Compensation Committee look beyond financial performance measures to the executives’ achievement of other strategic goals of the Company;

•                  Provide for compensation arrangements to be comparable to similar organizations and jobs, with realization of compensation linked to the executives’ contributions toward achieving the Company’s goals;

•                  Require all elements of the executive compensation program to be reviewed and approved annually by the Compensation Committee, and require processes and programs to be reviewed regularly for compliance with relevant laws and regulations;

•                  Design compensation arrangements so that they can be easily explained to, and understood by, individuals with a basic business background; and

•                  Consider various programs and vehicles available for compensation, including cash and equity.

Through these core practices, our executive compensation programs are designed to effectively attract, retain, and motivate top quality executives who have the ability to significantly influence the long-term financial success of EMSC, and who are responsible for effectively managing EMSC’s operations in a way that maximizes stockholder value. The compensation programs for named executive officers seek to achieve a balance between compensation levels and the Company’s annual and long-term budgets, strategic plans, business objectives, and stockholder expectations.

Three officers of EMSC and its subsidiaries are currently compensated under the Executive Officer Evaluation and Compensation Plan: William A. Sanger, our Chairman, President and Chief Executive Officer, Randel G. Owen, our Executive Vice President and Chief Financial Officer, and Todd G. Zimmerman, our Executive Vice President and, since April 1, 2010, President of EmCare. Mr. Zimmerman served as our General Counsel through March 31, 2010, and the Compensation Committee compensated Mr. Zimmerman under the Executive Officer Evaluation and Compensation Plan for the remainder of 2010, and to date in 2011. The Compensation Committee does not currently expect to add additional employees into the Executive Officer Evaluation and Compensation Plan, and this plan is intended to provide Compensation Committee oversight of these three individuals’ compensation rather than oversight of their respective positions as such. All elements of our compensation for these executive officers are determined by the Compensation Committee, which is comprised of four independent, non-employee directors and one non-employee director who is not deemed independent, as permitted under NYSE rules due to the “controlled company” exception which applies to us. The Compensation Committee was comprised of three independent, non-employee directors until Leonard Riggs, Jr., M.D. was elected to the Board and the Compensation Committee on July 30, 2010.

Senior level employees and officers other than Messrs. Sanger, Owen and Zimmerman participate in incentive plans available to a significant number of employees of the Company and its subsidiaries. Although some of these individuals may be “named executive officers” of the Company under the SEC rules based on their position and level of compensation in any fiscal year—in which case their compensation is disclosed in our proxy materials—their individual targets and performance measures are set by Mr. Sanger, to whom they typically report, rather than directly by the Compensation Committee.

Elements of the Company’s Executive Compensation Program

During 2010, the compensation program for our named executive officers consisted of base salary, short-term cash incentives in the form of annual bonuses, and equity awards pursuant to the Amended and Restated Long-Term Incentive Plan. We granted equity awards in the form of stock options and shares of restricted stock to all of our named executive officers in May 2010. During 2010, our named executive officers also participated in various benefit plans made available to most of our employees, and received certain other perquisites and benefits as detailed below.

Base Salary

We pay each of our named executive officers a base salary in cash on a bi-weekly basis. The amount of the salary is reviewed annually and does not necessarily vary with the Company’s performance. We seek to provide base salary in an amount sufficient to attract and retain individuals with the qualities necessary to ensure the short-term and long-term financial success of the Company. Base salary for each named executive officer is based upon appropriate competitive reference points, job responsibilities and such executive’s ability to contribute to the Company’s success. We currently intend to target salaries between the 50th and 75th percentiles of peer companies identified by our Compensation Committee, while recognizing individual differences in scope of responsibilities, qualifications, experience and leadership abilities. We also recognize the value of adjusting salaries as needed to maintain competitiveness vis-à-vis our peers without overemphasizing the use of automatic formulas.

Short-Term Incentives

A portion of the named executive officers’ targeted annual cash compensation is at risk, in the form of an annual cash incentive program which is contingent, in the case of each of Messrs. Sanger, Owen and Zimmerman, upon meeting annual objectives set by the Compensation Committee. Mr. Bruning’s annual cash incentive is contingent upon  meeting annual objectives pursuant to the Management and Exempt Incentive Plan, or MEIP, and Mr. Ratton receives his cash compensation, in addition to base salary, based upon metrics associated with EMSC’s mergers and acquisitions, as described in further detail in the section captioned “Determination of 2010 Compensation of Named Executive Officers—Short-term Incentives for the Other Named Executive Officers” in Item 11 of this Form 10-K/A. The primary purpose of the annual cash incentive plans is to focus the attention of the named executive officers on the operational and financial performance of the Company, as applied particularly to their areas of expertise and influence.

Long-term Incentives

The Amended and Restated Long-Term Incentive Plan is intended to assure that the key individuals who impact our long-term success have a meaningful portion of their potential total compensation linked to their success in helping meet long-term performance objectives and increasing stockholder value.

The Amended and Restated Long-Term Incentive Plan provides, among other things, for the issuance of stock options, restricted shares, restricted share units (“RSUs”), stock appreciation rights, stock awards and performance shares to employees and independent contractors of the Company and its subsidiaries, including our named executive officers.

Other Compensation Elements

We offer perquisites to our named executive officers in the form of auto allowances, certain automotive maintenance and operation expenses, as well as reimbursement of certain supplemental insurance expenses. We believe that our perquisites further motivate our senior employees and fall within an expense range that is reasonable in light of such executives’ position and tenure. In addition, the Company leases a corporate apartment in Dallas, Texas for Mr. Zimmerman and a corporate car which is primarily for his use in Dallas as the Company has requested Mr. Zimmerman to work at EmCare’s offices in Dallas several days per week. Other than those perquisites, we do not have any other compensation elements, other than standard benefits that are available to most employees of the Company, such as 401(k) matching, subsidized medical, dental and vision insurance and life and disability insurance. From time to time, our Board of Directors and Compensation Committee may consider offering additional programs.

Determination of 2010 Compensation of Named Executive Officers

The following sections describe the determination of the various elements of our compensation program for our named executive officers, including objectives, market positioning, structure, operation and other information specific to 2010 payments, awards and compensation adjustments.

Base Salary

Base salary for each named executive officer is established at a level that we believe is sufficient to attract and retain individuals with the qualities necessary for the long-term financial success of the Company. Salaries are generally positioned between the 50th and 75th percentiles of the defined peer group.

The Compensation Committee reviews base salaries of Messrs. Sanger, Owen and Zimmerman annually, in accordance with the provisions of the executive officers’ employment agreements. Salary adjustments take into account market data in the context of an executive’s role, responsibilities, experience, tenure, individual performance and contribution to our results. Working with management, the Compensation Committee has also developed an evaluation tool to periodically assess overall managerial and leadership skill. Because communication with the management team is an important component to successfully leading the Company, the evaluation tool elicits feedback from the applicable officer’s direct reports, along with at least seventy-five percent of a larger group of “peer” management employees. This tool is used as one factor in the Compensation Committee’s assessment of base salary for named executive officers when considering salary adjustments.

From time to time, the Compensation Committee has engaged Towers Watson for compensation review purposes and taken Towers Watson’s advice into consideration when making compensation decisions for Messrs. Sanger, Owen and Zimmerman.

On April 1, 2010, EMSC increased Mr. Zimmerman’s annual base salary to $550,000 in connection with his new role as President of EmCare. This increase was implemented by Mr. Sanger, as the officer to whom Mr. Zimmerman reports, in consultation with the Chairperson of the Compensation Committee, rather than by action of the Compensation Committee.

At the Board’s meeting on May 18, 2010, the Board also approved an amendment to Mr. Owen’s Employment Agreement, dated February 10, 2005, as amended January 1, 2009 and March 12, 2009, pursuant to which his annual base compensation was increased from $382,875 to $450,000. On July 30, 2010, the Compensation Committee approved annual base salary increases to each of Messrs. Sanger, Owen and Zimmerman in the amount of 3.0% to their respective base salaries, at approximately the same time a large number of management employees received an annual base salary merit increase up to approximately 3.0% of the previous year’s salary. The Compensation Committee has not adjusted salaries for any of the named executive officers to date in 2011.

In 2008, Mark Bruning received a salary increase in connection with his promotion to Executive Vice President of AMR. Subsequently, Mr. Bruning was promoted to President of AMR on May 4, 2009, and the Company approved an increase in Mr. Bruning’s annual base salary from $350,000 to $400,000. The Compensation Committee did not formally review these compensation packages as Mr. Bruning is not subject to the Executive Officer Evaluation and Compensation Plan. Mr. Sanger, as the officer to whom Mr. Bruning reports, constructed the compensation packages following an internal survey of the prevailing market standard for salaries at their respective positions. Mr. Sanger apprised the Compensation Committee of the proposed packages at that time. Mr. Ratton’s annual salary is set and reviewed by Mr. Sanger, and is currently at $315,275.

Mr. Bruning and Mr. Ratton also each received a salary increase of 3.0%, although their salary increases were determined by EMSC pursuant to its standard management merit increase process rather than by the Compensation Committee.

Short-term Incentives for the Chief Executive Officer, Chief Financial Officer and General Counsel

The named executive officers’ employment agreements provide that each executive will be able to participate in a short-term incentive plan, under which payment is based upon performance targets to be established each year by the Board of Directors or the Compensation Committee.

In March 2010, the Compensation Committee established the Company’s fiscal 2010 performance targets. These targets were based on the Compensation Committee’s requirement that the Company’s 2010 Adjusted EBITDA achieve a specified percentage increase over the 2009 Adjusted EBITDA target before bonuses were awarded to the applicable named executive officers. We define Adjusted EBITDA consistently with the Adjusted EBITDA measure we use in our periodic filings with the SEC, which is net income before equity in earnings of unconsolidated subsidiary, income tax expense, loss on early debt extinguishment, interest and other income, realized gain (loss) on investments, interest expense, and depreciation and amortization. Under the terms of the Executive Officer Evaluation and Compensation Plan, awards are based on an incentive “pool” created by the difference between the Company’s current year Adjusted EBITDA and the Company’s Adjusted EBITDA for the prior year, provided that the Company’s current year Adjusted EBITDA reaches a pre-determined threshold.

In March 2011, following the audit and release of the Company’s year-end financial statements for 2010, the Compensation Committee determined that the threshold level of Adjusted EBITDA had not been achieved for 2010, and therefore no cash awards were paid to officers under the Executive Officer Evaluation and Compensation Plan.

Under the terms of the Executive Officer Evaluation and Compensation Plan, the performance measures are not individualized for each of Messrs. Sanger, Owen and Zimmerman, but rather align the annual bonus compensation of these named executive officers as a group with the performance of the Company as a whole. There is no individualized performance review process for Messrs. Sanger, Owen and Zimmerman in granting bonus awards for services provided in the previous fiscal year; however, the Compensation Committee may consider individual performance in its discretion when determining bonus awards and targets, including individual percentages, for any subsequent year. Because the bonuses are based on meeting Company financial targets and do not provide for upward or downward adjustment based on individual performance, there is no guarantee that any of these named executive officers will receive a bonus, and there is also no maximum predetermined aggregate dollar amount that these named executive officers can receive.

The Compensation Committee believes that Adjusted EBITDA is the appropriate measure to align the interests of management with the interests of our stockholders, in part because the Compensation Committee recognizes the prevalence of Adjusted EBITDA as a measure of the Company’s financial performance among outside financial analysts and investors, and in part because it represents what we believe to be the best measure of our profitability. Our public earnings targets are also set in reference to Adjusted EBITDA in recognition of its widespread use in the financial community, both as a liquidity measure and as an indicator of performance.

The Compensation Committee has not set any performance measures for fiscal year 2011 for the named executive officers under the Executive Officer Evaluation and Compensation Plan, and does not expect to do so in light of the impending Merger.

Short-term Incentives for the Other Named Executive Officers

Under the MEIP, which is currently available to approximately 1,700 employees of EMSC and its subsidiaries, participants are eligible to receive a percentage of their target bonus if the Company and, as applicable, the participant’s business segment or operations unit, have met a predetermined Adjusted EBITDA threshold for the fiscal year established by the Compensation Committee. The Compensation Committee typically approves the MEIP threshold in an amount approximately commensurate with our earnings targets for the applicable fiscal year. Accordingly, each participant’s potential bonus is adjusted up or down on a sliding percentage scale depending on whether the Adjusted EBITDA meets or exceeds the MEIP threshold, in addition to certain other factors based on the employees’ department targets and fulfillment of individual and strategic goals. Historically, in order to achieve 100% or more of an executive’s target bonus, the Company would need to exceed the fiscal year Adjusted EBITDA targets.

Mr. Bruning participates in the MEIP. Mr. Sanger, as the executive officer to whom Mr. Bruning reports, sets Mr. Bruning’s target objectives on an annual basis in accordance with the MEIP, which target objectives are generally linked to the Company’s strategic plan. Awards under the MEIP are generally paid in cash in a lump sum during the fiscal year following the year in which performance was measured, although the MEIP allows the Company to pay smaller portions in quarterly amounts during the fiscal year in which performance was measured (provided that the Adjusted EBITDA for the quarter is on the budgeted target to meet the annual MEIP threshold). The Company determined that the annual MEIP threshold level of Adjusted EBITDA had not been achieved for 2010 and, accordingly, Mr. Bruning did not receive any cash award under the MEIP for 2010 other than $26,250 in quarterly bonus payments that had been paid over the course of 2010.

As the Senior Vice President of Mergers and Acquisitions, Mr. Ratton participates in the EMSC Mergers and Acquisitions Incentive Plan, or the M&A Plan.  The M&A Plan is designed to compensate members of the Company’s M&A Department based on the successful completion of the Company’s acquisitions. Under the terms of the M&A Plan, Mr. Ratton receives a bonus payment on a sliding scale based on the projected profitability of each acquired company. The bonus payment is equal to (i) 0.75% of Mr. Ratton’s base salary for each $1 million of projected year one revenue of the acquired company if the projected margin is below 10%, (ii) 1% of Mr. Ratton’s base salary for each $1 million of projected year one revenue of the acquired company if the projected margin is between 10 and 15%, and (iii) 1.25% of Mr. Ratton’s base salary for each $1 million of projected year one revenue of the acquired company if the projected margin is above 15%. 75% of Mr. Ratton’s bonus amount for any given transaction is paid following the closing based upon the projected results, with an amount up to the remaining 25% paid after one year if the acquired company’s financial results met or exceeded initial projections. No adjustment is made if the acquired company’s financial results were below projections.

Long-term Incentives

The Company’s Amended and Restated Long-Term Incentive Plan provides that various equity vehicles—stock options, restricted shares, RSUs, stock appreciation rights, stock awards and performance shares—can be granted to our employees, including our named executive officers. In May 2010, as part of a grant of equity awards to a limited number of management employees of EMSC and its subsidiaries, the Compensation Committee recommended, and the Board approved, grants of options to purchase common stock and grants of restricted stock to the named executive officers pursuant to the terms of EMSC’s Amended and Restated Long Term Incentive Plan in the following amounts: Mr. Sanger—45,000 restricted shares and 45,000 options; Mr. Owen—18,750 restricted shares and 18,750 options; Mr. Zimmerman—25,000 restricted shares and 25,000 options; Mr. Bruning—12,500 restricted shares and 12,500 options; and Mr. Ratton—7,000 restricted shares and 7,000 options. All of the options vest ratably in annual installments over the four-year period from the date of grant, and the restricted shares vest ratably over a three-year period. The distribution between options and restricted shares reflects the Compensation Committee’s view that a mix of options and restricted shares is an effective tool for retention of the named executive officers.

In making the grants described above, the Compensation Committee considered the number of stock options and restricted shares already held by the named executive officers, the effect of dilution on our share value, and future impact on operating income and net income.

The Compensation Committee has not granted any equity awards to named executive officers to date in 2011. Under the Merger Agreement, we may not grant any new equity incentive awards and the Amended and Restated Long-Term Incentive Plan will be terminated at the effective time of the Merger.

Other Compensation Elements

The Company provides officers and other employees with certain benefits to protect an employee and his or her immediate family in the event of illness, disability or death. Named executive officers are eligible for health and welfare benefits available to all eligible Company employees during active employment on the same terms and conditions, as well as basic life insurance and accidental death insurance coverage. Mr. Sanger also receives full reimbursement from the Company for his health plan.

The Company does not have a pension plan for employees or executives.  Substantially all of our salaried employees, including our named executive officers, are eligible to participate in our 401(k) savings plans. We maintain four defined contribution plans for eligible employees. Employees were allowed to contribute to these plans a maximum of 40% of their compensation up to a maximum of $16,500 ($22,000 for employees aged 50 and over) in 2010. In general, we match the contribution up to a maximum of 3% on the first 6% of the employee’s salary per year, depending on the plan.

In addition to the health and welfare benefits generally available to all salaried, full-time employees, EMSC also provides each of Messrs. Sanger, Owen and Zimmerman with an annual auto allowance of $14,400, and certain related operating and auto insurance expenses. In addition, EMSC provides Mr. Bruning with an annual auto allowance of $9,000, all as further described in the footnotes to the Summary Compensation Table. In addition, EMSC provides Messrs. Sanger and Owen with supplemental life insurance beyond the level of coverage offered generally to employees. These auto expenses and supplemental life insurance provisions are pursuant to contractual negotiations between the Company and these named executive officers.

The Company allows named executive officers to use the Company’s corporate aircraft for personal use, provided that such use would not conflict with a corporate objective at that time. In 2010, all personal use of the Company aircraft was reimbursed by the named executive officers following use and no incremental expense was incurred by the Company.

The Compensation Committee did not modify the perquisites available to named executive officers in 2010, and does not anticipate revising perquisite awards in 2011.

Limits on Tax-Deductible Compensation

The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code. Section 162(m) disallows tax deduction to any publicly-held corporation for individual compensation exceeding $1 million in any taxable year paid to the Chief Executive Officer and each of the next three most highly compensated executive officers (excluding the Chief Financial Officer), unless compensation is performance-based or commission-based. In August 2010, the Compensation Committee approved revisions to the performance measures in the restricted stock agreements for named executive officers in order to maximize deductibility under Section 162(m). The Compensation Committee believes that Section 162(m) will reduce the tax deductions available to us for executive compensation in 2010 although not in an amount the Company considers material. The Compensation Committee may authorize non-performance-based compensation in excess of $1 million, and recognizes that the loss of the tax deduction may be unavoidable under such circumstances. Upon the closing of the Merger, the named executive officers’ unvested restricted stock will accelerate notwithstanding the performance conditions, and the Company’s payment to these officers upon surrender of the stock will not be deductible under Section 162(m). The named executive officers’ unvested stock options will similarly accelerate, and options are deductible under Section 162(m).

Nonqualified Deferred Compensation.  On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, and added Section 409A to the Internal Revenue Code, which changed the tax rules applicable to nonqualified deferred compensation arrangements. If an executive is entitled to nonqualified deferred compensation that is subject to Section 409A, and such arrangement does not comply with Section 409A, the executive will be taxed on the benefits when they vest (even if not distributed), and will be subject to an additional 20% federal income tax and interest. Final Treasury Regulations on Section 409A became effective on April 17, 2007, but the date as of which companies had to comply generally with Section 409A was extended to December 31, 2008. The Company amended executive employment agreements, effective January 1, 2009, in order to formalize its compliance with Section 409A.

Accounting for Stock-Based Compensation.  The Company records the expense of stock option awards over the period in which the options vest, consistent with the provisions of Accounting Standards Codification (ASC) Section 718 — Compensation — Stock Compensation, previously known as “SFAS No. 123(R) Accounting for Stock-Based Compensation.”

The stock options are valued using the Black-Scholes valuation method on the date of grant. Prior to January 1, 2006, the Company recorded equity-based compensation in accordance with the provisions of SFAS No. 123 Accounting for Stock-Based Compensation.

Summary Compensation Table for Fiscal Years 2008, 2009 and 2010

The following table sets forth the compensation of our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers during fiscal year 2010 who were serving as executive officers of the Company at the end of fiscal year 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
William A. Sanger	2008	937,421	1,402,610	—	—	—	—	58,440	(3)	2,398,471
President and Chief Executive Officer	2009	983,664	2,654,716	1,111,875	453,750	—	—	64,466	(4)	5,268,471
	2010	958,706	—	2,535,300	806,544			58,017	(5)	4,358,567

Randel G. Owen	2008	406,473	397,163	—	—	—	—	25,535	(6)	829,171
Executive Vice President and Chief Financial Officer	2009	426,536	644,618	555,938	226,875	—	—	27,690	(7)	1,881,657
	2010	440,356	—	1,056,375	336,060	—	—	24,863	(8)	1,857,654

Todd G. Zimmerman	2008	378,901	371,587	—	—	—	—	21,337	(10)	771,825
President of EmCare and Executive Vice President of EMSC(9)	2009	397,591	600,906	555,938	226,875	—	—	24,494	(11)	1,805,803
	2010	512,953	—	1,408,500	448,080	—	—	57,566	(12)	2,427,099

Mark Bruning	2008	296,155	319,352	—	589,950	—	—	14,404	(13)	1,219,861
President of AMR	2009	396,158	297,526	370,625	151,250	—	—	19,177	(14)	1,234,736
	2010	406,377	26,250	704,250	224,040	—	—	17,577	(15)	1,378,494

Steve W. Ratton,	2008	—	—	—	—	—	—	—		—
Senior Vice President of EMSC and Treasurer(16)	2009	—	—	—	—	—	—	—		—
	2010	312,877	465,525	394,380	125,462	—	—	7,350	(17)	1,305,594

(1)                                  Represents aggregate grant date fair value under ASC Section 718 of all restricted stock awards granted during a specified year. See Note 11, “Equity Based Compensation” in the Company’s Consolidated Financial Statements, as set forth in the Company’s Form 10-K for the year ended December 31, 2010, for the assumptions made in determining these values. There were no forfeitures of restricted stock awards by the Company’s named executive officers in 2010. Further information regarding these awards is disclosed in the “Grants of Plan-Based Awards Table” in the Proxy Statements for the specified years.

(2)                                  Represents aggregate grant date fair value under ASC Section 718 of all option awards granted during a specified year. See Note 11, “Equity Based Compensation” in the Company’s Consolidated Financial Statements, as set forth in the Company’s Form 10-K for the year ended December 31, 2010, for the assumptions made in determining these values. There were no forfeitures of options by the Company’s named executive officers in 2010. Further information regarding these awards is disclosed in the “Grants of Plan-Based Awards Table” in the Proxy Statements for the specified years. The Company no longer has performance vesting of its options, and the numbers therefore do not reflect any performance assumptions.

(3)                                  Includes (a) an annual auto allowance of $14,400, (b) Company 401(k) match of $6,087, (c) supplemental individual insurance expenses of $22,687, (d) $12,990 for expenses attributed in 2008 to Mr. Sanger for non-employees accompanying him on business travel on an aircraft in which EMSC owns a fractional interest (such costs are estimated by reviewing the cost of commercial alternatives for such flights), and

(e) $2,276 in other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Sanger’s employment agreement.

(4)                                  Includes (a) an annual auto allowance of $15,600, (b) Company 401(k) match of $7,350, (c) supplemental individual insurance expenses of $40,977, and (d) $1,039 for expenses attributed to Mr. Sanger for other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Sanger’s employment agreement.

(5)                                  Includes (a) an annual auto allowance of $13,200, (b) Company 401(k) match of $7,350, (c) supplemental individual insurance expenses of $33,692, and (d) $3,775 for expenses attributed to Mr. Sanger for other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Sanger’s employment agreement.

(6)                                  Includes (a) an annual auto allowance of $14,400, (b) Company 401(k) match of $6,087, (c) supplemental individual life insurance expenses of $2,280, (d) $2,768 in auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Owen’s employment agreement, and (e) $1,865 representing a prepaid premium for life insurance coverage.

(7)                                  Includes (a) an annual auto allowance of $15,600, (b) Company 401(k) match of $7,350, (c) supplemental individual insurance expenses of $2,822, and (d) $1,918 attributed to Mr. Owen for other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Owen’s employment agreement.

(8)                                  Includes (a) an annual auto allowance of $13,200, (b) Company 401(k) match of $7,350, (c) supplemental individual insurance expenses of $1,865, and (d) $2,448 attributed to Mr. Owen for other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Owen’s employment agreement.

(9)                                  Mr. Zimmerman served as EMSC’s General Counsel for the entirety of 2009 and until he was appointed President of EmCare effective April 1, 2010.

(10)                            Includes (a) an annual auto allowance of $14,400, (b) Company 401(k) match of $6,087, (c) insurance expenses of $850, as permitted pursuant to the terms of Mr. Zimmerman’s employment agreement, and (d) $3,941 in auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Zimmerman’s employment agreement.

(11)                            Includes (a) an annual auto allowance of $15,600, (b) Company 401(k) match of $7,350, (c) insurance expenses of $892, as permitted pursuant to the terms of Mr. Zimmerman’s employment agreement, and (d) $652 attributed to Mr. Zimmerman for other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Zimmerman’s employment agreement.

(12)                            Includes (a) an annual auto allowance of $13,200, (b) Company 401(k) match of $7,350, (c) insurance expenses of $1,087, as permitted pursuant to the terms of Mr. Zimmerman’s employment agreement, (d) $1,293 attributed to Mr. Zimmerman for other expenses, including auto maintenance and fuel expenses permitted pursuant to the terms of Mr. Zimmerman’s employment agreement, (e) $3,791 for a lease of a corporate car in Dallas, Texas that Mr. Zimmerman uses, and (f) $30,845 for a lease of an apartment in Dallas, Texas that Mr. Zimmerman uses when working at EmCare’s Dallas office.

(13)                            Includes (a) an annual auto allowance of $9,000 of which $7,500 was paid in 2008, (b) Company 401(k) match of $5,766, (c) $344 in ancillary hotel expenses incurred during business travel, and (d) insurance expenses of $794, as permitted pursuant to the terms of Mr. Bruning’s employment agreement.

(14)                            Includes (a) an annual auto allowance of $9,750, (b) Company 401(k) match of $7,350, and (c) insurance expenses of $2,077.

(15)                            Includes (a) an annual auto allowance of $8,250, (b) Company 401(k) match of $7,350, and (c) insurance expenses of $1,977.

(16)                            Mr. Ratton’s compensation information is provided only with respect to 2010, since Mr. Ratton was not a named executive officer in 2008 or 2009.

(17)                            Includes (a) Company 401(k) match of $7,350.

Grant of Plan-Based Awards at End of Fiscal Year 2010

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold	Target	Maximum	or Units	(#)(2)	(Per Share)	($)
William A. Sanger	May 18, 2010	—	—	—	45,000	45,000	56.34	3,341,844
Randel G. Owen	May 18, 2010	—	—	—	18,750	18,750	56.34	1,392,435
Todd G. Zimmerman	May 18, 2010	—	—	—	25,000	25,000	56.34	1,856,580
Mark E. Bruning	May 18, 2010	—	—	—	12,500	12,500	56.34	928,290
Steve W. Ratton	May 18, 2010	—	—	—	7,000	7,000	56.34	519,842

(1)                                  This table represents restricted stock and options awarded to the named executive officers in the fiscal year ended December 31, 2010. Cash bonuses awarded are reflected in the Summary Compensation Table.

(2)                                  The options may expire prior to their expiration date, May 18, 2020, upon termination of employment or certain corporate events. If the employee’s employment is terminated prior to May 18, 2020, his options will expire earlier as follows: (a) upon the termination of employment if the termination is for “cause”, (b) 30 days after the termination of employment following termination by us without “cause”, or (c) 180 days after termination of employment due to death or disability. All options will terminate if not exercised, upon (i) a sale of our equity whereby any person other than existing equity holders as of the grant date acquire the voting power to elect a majority of our board of directors or (ii) a sale of all or substantially all of our assets. All unexercised options outstanding immediately prior to the effective time of the Merger will be cancelled and the holder will be entitled to receive, with respect to each such option, all amounts in cash equal to the excess of $64.00 per share over the exercise price per share subject to the option. Under the Merger Agreement, the named executive officers may be permitted to convert their options into options to acquire common stock of the resulting parent of EMSC.

Employment Agreements and Severance Arrangements

We entered into employment agreements with Messrs. Sanger, Owen and Zimmerman, each effective February 10, 2005, with Mr. Bruning on February 15, 2008 and with Mr. Ratton on August 4, 2005. The employment agreements for all named executive officers were amended effective January 1, 2009 to add language to ensure compliance with Section 409A of the Internal Revenue Code.

Mr. Sanger’s employment agreement has a five-year term, and was amended as of March 12, 2009 to provide that, following the expiration of his current employment term on February 10, 2010, his employment term will renew automatically for two additional three-year extensions (unless terminated prior to the expiration of the current employment term or the first renewal term in accordance with the provisions of Mr. Sanger’s employment agreement).

Mr. Owen’s and Mr. Zimmerman’s employment agreements were each also amended as of March 12, 2009 to provide for the immediate commencement of a new two-year term, with further two-year extensions until terminated in accordance with the terms of the agreements.

In connection with Mr. Zimmerman’s appointment as President of the Company’s EmCare segment on April 1, 2010, the Company modified the terms of Mr. Zimmerman’s employment agreement.  Under the terms of the revised agreement, Mr. Zimmerman’s salary annual base compensation was increased to $550,000.

On May 18, 2010, the Board approved an amendment to Mr. Owen’s Employment Agreement, and his annual base compensation was increased to $450,000.

Mr. Bruning’s employment agreement had an initial two-year term, and renews automatically for successive one-year terms unless either party gives notice at least 90 days prior to the expiration of the then current term. Mr. Bruning’s employment agreement was amended in 2010 to extend his general severance provision to two years.

Each named executive officer has the right to terminate his agreement on 90 days’ notice, in which event he will be subject to the non-compete provisions described below, provided he receives specified severance benefits as set forth below.

The Compensation Committee customarily reviews salaries of Messrs. Sanger, Owen and Zimmerman on an annual basis. The Company also reviews the salaries of Messrs. Bruning and Ratton on a periodic basis. Ordinary course salary increases are disclosed in the Company’s public filings with the SEC, but, other than as noted in this Item, are not typically memorialized in formal amendments to employment agreements.

The employment agreements include provisions for the payment of an annual base salary as well as the payment of a bonus based upon the achievement of performance criteria established by our board of directors or, in the case of Mr. Bruning, by our Chief Executive Officer. Mr. Ratton is not subject to a bonus plan but receives compensation from time to time upon closing corporate transactions, as described on page 10. The base salary of Mr. Sanger is subject to annual review and adjustment and the base salaries of Messrs. Owen and Zimmerman are subject to annual review. The Compensation Committee has not undertaken any new salary review to date in 2011.

If we terminate a named executive officer’s employment without cause or any of them resigns after a change of control for one of several specified reasons, we have agreed to continue the executive’s base salary and provide his benefits for a period of 24 months from the date of termination for Messrs. Sanger, Owen and Zimmerman and Bruning. These agreements contain non-competition and non-solicitation provisions pursuant to which the executive agrees not to compete with AMR or EmCare or solicit or recruit our employees for the 24-month period from the date of termination.

Pursuant to their employment agreements, effective February 10, 2005, we granted options to purchase our class A common stock to each of Messrs. Sanger, Owen and Zimmerman. The option grant to each of these named executive officers was conditioned upon his investment in our equity in an amount as indicated in his respective employment agreement. All the options from the 2005 grants are fully vested and exercisable as of the date of this Form 10-K/A.

Our executive employment agreements with Messrs. Sanger, Owen and Zimmerman include indemnification provisions. Under those agreements, we agree to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as our agent or the agent of any of our subsidiaries to the fullest extent legally permitted. Under Delaware law, an officer or former officer may be indemnified, except to the extent any claim arises from conduct that was not in good faith or in a manner reasonably believed to be in, or not opposed to, our best interest or, with respect to any criminal action or proceedings, there was reasonable cause to believe such conduct was unlawful. We also entered into indemnification agreements with each of our named executive officers, other than Mr. Ratton, and other key management employees in January 2011.

During fiscal 2010, we did not engage in any transactions valued in excess of $120,000, including with any of our executive officers, directors or holders of more than 5% of our outstanding voting securities, requiring disclosure under Item 404 of Regulation S-K (the SEC’s set of disclosure rules for certain related party transactions), other than the transactions described in Item 13 of this Form 10-K/A.

Outstanding Equity Awards at End of Fiscal Year 2010

The following table sets forth information concerning the number of unexercised Company stock options and restricted shares that have not vested and equity plan awards for each of the named executive officers as of December 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date(1)		Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
William A. Sanger	498,168	—	—	6.67	February 10, 2015	(2)
	9,375	28,125	—	29.65	March 12, 2019	(2)
	—	45,000	—	56.34	May 18, 2020	(2)
							70,000	4,522,700

Randel G. Owen	130,542	—	—	6.67	February 10, 2015	(2)
	4,688	14,062	—	29.65	March 12, 2019	(2)
	—	18,750	—	56.34	May 18, 2020	(2)
							31,250	2,019,063

Todd G. Zimmerman	39,117	—	—	6.67	February 10, 2015	(2)
	4,688	14,062	—	29.65	March 12, 2019	(2)
	—	25,000	—	56.34	May 18, 2020	(2)
							37,500	2,422,875

Mark E. Bruning	—	22,500	—	30.10	February 7, 2018	(2)(3)			—	—
	—	9,375	—	29.65	March 12, 2019	(2)			—	—
	—	12,500	—	56.34	May 18, 2020	(2)
							20,833	1,346,020

Steve W. Ratton	7,500	—	—	6.67	February 10, 2015	(2)
	62	4,688	—	29.65	March 12, 2019	(2)
	—	7,000	—	56.34	May 18, 2020	(2)
							11,167	721,500

(1)                                  All options will terminate if not exercised, upon (i) a sale of our equity whereby any person other than existing equity holders as of the grant date acquire the voting power to elect a majority of our board of directors or (ii) a sale of all or substantially all of our assets. All unexercised options outstanding immediately prior to the effective time of the Merger will be cancelled and the holder will be entitled to receive, with respect to each such option, an amount in cash equal to the excess of $64.00 per share over the exercise price per share subject to the option. Under the Merger Agreement, the named executive officers may be permitted to convert their options into options to acquire common stock of the resulting parent of EMSC.

(2)                                  The options with an expiration date of February 10, 2015 vested ratably on the first four anniversaries of February 10, 2005, the grant date, provided, that the exercisability of one-half of the options was conditioned upon meeting a specified performance target, which was met in February 2009. Therefore, all of these options are vested and exercisable as of the date of this Form 10-K/A. The options with an expiration date of February 7, 2018 granted to Mr. Bruning vest ratably on the first four anniversaries of the date of grant. The options with an expiration date of March 12, 2019 and May 18, 2020 will vest ratably on the first four anniversaries of the dates of grant, March 12, 2009 and May 18, 2020, respectively. The options may expire earlier, upon termination of employment or certain corporate events. If the employee’s employment is terminated prior to the listed option expiration date, his options will expire earlier as follows: (a) upon the termination of employment if the termination is for “cause”, (b) 30 days after the termination of employment, or such other date as determined by the compensation committee, following termination by the employee for “good reason” or by us without “cause” or due to retirement, or (c) 180 days after termination of employment due to death or disability.

(3)                                  The options may expire prior to their expiration date, February 7, 2018, upon termination of employment or certain corporate events. If the employee’s employment is terminated prior to February 7, 2018, his options will expire earlier as follows: (a) upon the termination of employment if the termination is for “cause”, (b) 30 days after the termination of employment following termination by us without “cause”, or (c) 180 days after termination of employment due to death or disability.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized Upon Vesting ($)
William A. Sanger	384,000	18,884,839	12,500	688,750	(1)
Randel G. Owen	55,000	2,560,810	6,250	344,375	(1)
Todd G. Zimmerman	35,000	1,776,435	19,584	1,066,411	(2)
Mark E. Bruning	14,375	361,800	4,167	229,602	(1)
Steve W. Ratton, Jr.	1,500	35,372	2,083	114,773	(1)

(1)   Assumes the value of the vested amount multiplied by $55.10, the closing price of the class A common stock on March 11, 2010, the trading day immediately preceding the vesting date.

(2)   Assumes the value of (a) the vested amount of the shares vested on March 12, 2010 multiplied by $55.10 (the closing price of the class A common stock on March 11, 2010, the trading day immediately preceding the vesting date), plus (b) the vested amount of the shares vested on February 26, 2010, the date that the previous performance measures on these shares lapsed, multiplied by $52.69 (the closing price of the class A common stock on February 25, 2010, the trading day immediately preceding the vesting date), plus (c) the vested amount of the shares vested on June 15, 2010 multiplied by $55.61 (the closing price of the class A common stock on June 14, 2010, the trading day immediately preceding the vesting date). All unexercised options outstanding immediately prior to the effective time of the Merger will be cancelled and the holder will be entitled to receive, with respect to each such option, an amount in cash equal to the excess of $64.00 per share over the exercise price per share subject to the option. Under the Merger Agreement, the named executive officers may be permitted to convert their options into options to acquire common stock of the resulting parent of EMSC.

Pension Benefits

We do not have any plan that provides for payments or other benefits at, following, or in connection with retirement for any of the named executive officers at this time.

Nonqualified Deferred Compensation

In June 2010, we implemented our Deferred Compensation Plan. The Plan is an unfunded plan maintained primarily for the purpose of providing deferred compensation benefits for a select group of management or highly compensated employees at a level of Vice President or above, and is entirely voluntary to participants. We do not have any other defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

The information below describes and quantifies certain compensation that would become payable to our named executive officers under existing plans and their respective employment agreements if the named executive officer’s employment had been terminated on December 31, 2010, given the named executive officer’s compensation and service levels as of such date and, where applicable, based on the Company’s closing stock price on that date. These benefits are in addition to benefits available generally to salaried employees, such as distributions under the Company’s 401(k) savings plans, disability benefits and accrued vacation benefits.

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, the Company’s stock price and the executive’s age. None of the named executives were eligible to receive immediate retirement benefits as of December 31, 2010.

Name	Severance (Salary) ($)	Severance (Bonus) ($)(1)		Acceleration of Vesting of Time-Based Option Awards ($)(2)	Acceleration of Vesting of Performance-Based Option Awards ($)	Acceleration of Vesting of Performance-Based Restricted Stock Awards ($)(3)	Other Benefits ($)
William A. Sanger	1,951,298	—		1,355,400	—	4,522,700	67,383	(4)
Randel G. Owen	927,000	—		646,670	—	2,019,063	25,868	(4)
Todd G. Zimmerman	1,133,000	—		698,358	—	2,422,875	22,338	(4)
Mark E. Bruning(5)	824,000	—		1,207,600	—	1,346,020	—
Steve W. Ratton, Jr.	315,275	103,076	(6)	221,782	—	721,500	10,687	(7)

(1)           The executives are entitled to a pro rata percentage of their bonus at termination, where the numerator is the full number of months of the bonus period served and the denominator is 12. For purposes of this calculation, we have assumed that the executive was terminated at December 31, 2010 which was the end of the 2010 bonus period. This bonus payment could vary significantly in future years, as there is no minimum or maximum bonus set for the named executive officers.

(2)           These numbers represent the value of the executive’s unvested options governed by time-based measures that would have automatically vested upon a change in control or upon termination without cause at December 31, 2010. The value assumes exercise of all such shares at $64.61(the closing price of our stock on the NYSE on December 31, 2010, which was the last trading day of our fiscal year) minus the value of the same number of shares multiplied by the exercise price of such shares set forth above in the table entitled “Outstanding Equity Awards at End of Fiscal Year 2010.”

(3)           These numbers represent the value of the executive’s unvested shares of restricted stock governed by time-based measures that would have automatically vested upon a change in control or upon termination without cause at December 31, 2010. The value assumes, for all named executive officers, lapse of restrictions on all such shares at $64.61 (the closing price of our stock on the NYSE on December 31, 2010, which was the last trading day of our fiscal year).

(4)           Upon termination, the executive is entitled to medical, dental and group life insurance for a period of 24 months.

(5)           Mr. Bruning’s severance (salary) would be payable only upon a termination without cause and not upon a change-in-control.

(6)           Mr. Ratton’s severance (bonus) represents the amount that would have been payable as of December 31, 2010 under the M&A Plan if all of the mergers and acquisitions in 2010 would have achieved the financial milestones required for Mr. Ratton to receive the portion of his bonus payable after the first full year after closing of such transactions.

(7)           Upon termination, Mr. Ratton is entitled to medical, dental and term life insurance for a period of 12 months.

Individual Termination/Change-in-Control Arrangements.

The following is a summary of the termination and change-in-control provisions of the employment agreements of our named executive officers during fiscal year 2010 unless specifically noted. Such provisions were not the result of a wealth accumulation analysis applied by the Company, but rather the result of negotiations with each such named executive officer.

William A. Sanger.  The Company may terminate Mr. Sanger’s employment for cause without notice or pay. If the Company terminates Mr. Sanger’s employment without cause, it shall pay him his base salary of a period of 24 months following such termination and shall continue to provide him with medical, dental and term life insurance for such period (or an equivalent lump sum cash payment). Additionally, if the performance targets for that year have been met, Mr. Sanger will be entitled to a pro rata portion of his bonus, and all time-governed options owned by Mr. Sanger shall immediately vest and become exercisable. Mr. Sanger may terminate his employment under certain circumstances following a change in control of the Company. Upon such termination, Mr. Sanger will be entitled to the same severance benefits as if he had been terminated by the Company without cause. Mr. Sanger has agreed that for the term of his employment and a period of 24 months thereafter, he will not engage in certain competitive activities with respect to the Company. Mr. Sanger may also terminate his employment for any reason upon 90 days’ written notice to the Company. The Company may waive such notice, in whole or in part, upon immediate payment to Mr. Sanger of his base salary for such portion of the notice period that is waived.

Upon such termination, the Company may elect to pay Mr. Sanger his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Upon the occurrence of a liquidity event (including the Merger), all of Mr. Sanger’s unvested options and restricted shares will become fully vested and exercisable. In March 2009, the Board determined that the performance measure applicable to the options granted to Mr. Sanger in February 2005 had been met in accordance with the applicable agreements. Accordingly, the only unvested options and restricted shares held by Mr. Sanger as of the date of this Form 10-K/A are those unvested options and restricted shares granted to him in 2009 and 2010. Upon the effective time of the Merger, all of Mr. Sanger’s unvested options and restricted shares will become fully vested and exercisable.

Randel G. Owen.  The Company may terminate Mr. Owen’s employment for cause upon payment by the Company to Mr. Owen of all salary earned by him up to the date of termination. Either party may terminate without cause by providing the other with 90 days’ prior written notice. If termination is by Mr. Owen, the Company may waive such notice, in whole or in part, upon immediate payment to Mr. Owen of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Owen his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. If Mr. Owen is terminated by the Company without cause or if he chooses to terminate in the event of a material breach by the Company which continues for more than thirty days following notice to the Company of such breach, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination and the Company shall continue to provide him with medical, dental and term life insurance for such period. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Additionally, if the performance targets for that year have been met, Mr. Owen will be entitled to a pro rata portion of his bonus. If Mr. Owen elects to terminate his employment following a change in control of the Company he will be entitled to the severance payments, medical, dental and term life insurance benefits described above. Upon the occurrence of a liquidity event (including the Merger), all of Mr. Owen’s unvested options and restricted shares will become fully vested and exercisable. In March 2009, the Board determined that the performance measure applicable to the options granted in February 2005 had been met in accordance with the applicable agreements. Accordingly, the only unvested options and restricted shares held by Mr. Owen as of the date of this Form 10-K/A are those unvested options and restricted shares granted to him in 2009 and 2010. Upon the effective time of the Merger, all of Mr. Owen’s unvested options and restricted shares will become fully vested and exercisable.

Todd G. Zimmerman.  The Company may terminate Mr. Zimmerman’s employment for cause upon payment by the Company to Mr. Zimmerman of all salary earned by him up to the date of termination. Either party may terminate without cause by providing the other with 90 days’ prior written notice. If termination is by Mr. Zimmerman, the Company may waive such notice, in whole or in part, upon immediate payment to Mr. Zimmerman of his base salary for such portion of the notice period that is waived. Upon such termination, the Company may elect to pay Mr. Zimmerman his base salary for a period of 24 months following such termination as consideration for his agreement not to compete for that period of time. If Mr. Zimmerman is terminated by the Company without cause or if he chooses to terminate in the event of a material breach by the Company which continues for more than thirty days following notice to the Company of such breach, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination and the Company shall continue to provide him with medical, dental and term life insurance for such period. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Additionally, if the performance targets for that year have been met, Mr. Zimmerman will be entitled to a pro rata portion of his bonus. If Mr. Zimmerman elects to terminate his employment following a change in control of the Company he will be entitled to the severance payments, medical, dental and term life insurance benefits described above. If Mr. Zimmerman does not receive severance benefits upon termination of his employment with the Company, his obligation not to engage in certain competitive activities shall only be for 12 months following termination. Upon the occurrence of a liquidity event (including the Merger), all of Mr. Zimmerman’s unvested options and restricted shares will become fully vested and exercisable. In March 2009, the Board determined that the performance measure applicable to the options granted in February 2005 had been met in accordance with the applicable agreements. Accordingly, the only unvested options and restricted shares held by Mr. Zimmerman as of the date of this Form 10-K/A are those unvested options and restricted shares granted to him in 2009 and 2010. Upon the effective time of the Merger, all of Mr. Zimmerman’s unvested options and restricted shares will become fully vested and exercisable.

Mark E. Bruning.  The Company may terminate Mr. Bruning’s employment for cause upon payment by the Company to Mr. Bruning of all salary earned by him up to the date of termination. Either party may terminate without cause by providing the other with 90 days’ prior written notice. If Mr. Bruning is terminated by the Company without cause, he will be entitled to receive all salary earned up to the date of termination and his base salary of a period of 24 months following such termination. Such payment upon termination will be paid on regularly scheduled payroll dates and is not payable in a lump sum. Mr. Bruning’s employment agreement does not confer any rights or benefits upon a change of control. Pursuant to

Mr. Bruning’s equity agreements, however, upon the occurrence of a liquidity event (including the Merger), all of Mr. Bruning’s unvested options and restricted stock will become fully vested and exercisable.

Steve W. Ratton, Jr. The Company may terminate Mr. Ratton’s employment for cause upon payment by the Company to Mr. Ratton of all salary earned by him up to the date of termination. Either party may terminate without cause by providing the other with 90 days’ prior written notice. If the Company terminates Mr. Ratton without cause, or if Mr. Ratton elects to terminate his employment for good reason following a change in control of the Company, he will be entitled to receive all salary earned to the date of termination and his base salary for a period of 12 months following such termination, and the Company is required to continue to provide him with medical, dental and term life insurance for the 12-month period. The salary continuation is payable on regularly scheduled payroll dates. Mr. Ratton’s employment agreement contains non-competition and non-solicitation provisions pursuant to which he agrees not to compete with the Company, or solicit or recruit our employees, for the 24-month period following termination of his employment. Upon the effective time of the Merger, all of Mr. Ratton’s unvested options and restricted shares will become fully vested and exercisable.

Director Compensation for Fiscal Year 2010

In 2010, we provided the following compensation to members of our Board of Directors other than Messrs. Sanger and Le Blanc.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Stock Option Awards(2)	All Other Compensation ($)	Total ($)
Kevin E. Benson	58,500	133,000			191,500
Steven B. Epstein	58,500	133,000	—	—	191,500
Paul B. Iannini, M.D.	58,500	133,000	—	—	191,500
James T. Kelly	58,500	133,000	—	—	191,500
Leonard M. Riggs, Jr., M.D.	33,500	82,948			116,448
Michael L. Smith	62,500	133,000	—	—	195,500

(1)           Each non-employee director then serving on the Board received a grant on May 18, 2010 of RSUs with a grant date fair value of $133,000 (2,325 shares). These shares will vest upon closing of the Merger.  In the event the Merger is not consummated, such shares will vest on the date of the 2011 Annual Meeting (for which a meeting date has not been established by the Board) immediately prior to the election of directors, as each director attended at least 75% of board and committee meetings held in 2010.  Dr. Riggs was elected to the Board on July 30, 2010, and received a pro-rated RSU grant in the amount of 1,854 shares upon his election. The table shows the expense that will be recognized by the Company for the RSUs for each director’s stock award. As of December 31, 2010, each of Messrs. Epstein, Kelly and Smith and Dr. Iannini had 20,193 RSUs outstanding, Mr. Benson had 7,717 RSUs outstanding and Dr. Riggs had 1,854 RSUs outstanding.

(2)           No stock options were granted to directors in 2010.

Our non-employee directors had no outstanding stock option awards as of December 31, 2010.

In May 2007, our stockholders adopted the Non-Employee Director Compensation Program, which provides for the compensation of our non-employee directors, consisting of all of our current directors other than Mr. Sanger, our President and Chief Executive Officer, and Mr. Le Blanc, who is our Lead Director but not an employee of the Company. Under the Non-Employee Director Compensation Program, as modified in 2010, each of our non-employee directors other than Mr. Le Blanc receives an annual cash retainer payable in four equal quarterly installments. At the Board’s annual meeting on May 18, 2010, the cash retainer was increased from $50,000 to $67,500 annually for the non-employee directors, other than Mr. Smith, who received an increase from $50,000 to $75,000 annually due to his position as the Chair of the Audit Committee, and Mr. Le Blanc, who does not receive a cash retainer.

In addition, immediately following each annual meeting of our stockholders, each non-employee director (other than Mr. Le Blanc) then serving on the Board of Directors will be granted a number of RSUs, representing the right to receive a number of shares of class A common stock (rounded up to the closest whole share) having a fair market value of $133,000 (based on the closing price of our class A common stock on the NYSE on the business day immediately preceding the grant date). The Board increased the amount for the annual RSU grants from $100,000 per non-employee directors (other than Mr. Le Blanc) to $133,000 at its annual meeting on May 18, 2010. The number of RSUs granted to a non-employee director appointed to the Board other than at an annual meeting of stockholders will be pro-rated based on the number of days on which such non-employee director will serve as a Board member until the next annual meeting of stockholders. RSUs vest on the date of the next following annual meeting of stockholders, immediately prior to the vote for directors, and are currently paid in shares of our class A common stock (one share for each RSU) unless the non-employee director has made an election to defer the receipt of such shares at the time and in the manner provided by the Board. All directors on the Board have made an affirmative election to defer receipt of shares pursuant to the RSUs as permitted.

Directors who are employees of the Company receive no compensation for their services as a director. Mr. Le Blanc receives no compensation for his services as a member of the Board of Directors, its committees, or as Lead Director.

Compensation Committee Interlocks and Insider Participation

During 2010, the Compensation Committee was comprised of the following four non-employee directors for the entirety of the year: Mr. Kelly, Chair, Mr. Benson, Mr. Le Blanc, and Mr. Smith. Dr. Riggs was elected to the Committee upon his election to the Board on July 10, 2010. There were no members of the Compensation Committee who served as an officer or employee of the Company or any of its subsidiaries during 2010. In addition, during 2010, no executive officer of the Company served as a director or as a member of the compensation committee of a company (i) whose executive officer served as a director or as a member of the Compensation Committee of the Company and (ii) which employs a director of the Company.

Compensation Committee Report

The Compensation Committee is responsible for overseeing our executive compensation programs. The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on such review and discussions, the Compensation Committee recommended to the Board, and the Board has approved, that the Compensation Discussion and Analysis be included in this Form 10-K/A for the fiscal year 2010.

Respectfully submitted by the Compensation Committee

James T. Kelly, Chair

Kevin E. Benson

Robert M. Le Blanc

Leonard Riggs, Jr., M.D.

Michael L. Smith

The foregoing Compensation Committee Report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in the Company’s future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this Report by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS

Principal Holders of the Company’s Stock

The following table sets forth all persons known to us to be the beneficial owners of more than 5% of our class A and class B common stock or our class B special voting stock as of April 7, 2011.

We report the amounts and percentages of our voting stock, including our common stock, beneficially owned on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days, including our common stock subject to a stock option or similar security that is exercisable within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of a security.

Our LP exchangeable units are exchangeable on a one-for-one basis for shares of class B common stock at any time at the option of the holder. Accordingly, this table assumes the exchange of all LP exchangeable units for class B common stock. Until such exchange, the holders of the LP exchangeable units have the benefit of the class B special voting stock through which the holders may exercise voting rights as though they held the same number of shares of class B common stock. As a result, each person identified as a beneficial owner of class B common stock may also be deemed to own beneficially a percentage of the one share of class B special voting stock approximately equal to that person’s percentage ownership of the class B common stock. Moreover, because our class B common stock is convertible at any time on a one-for-one basis for shares of class A common stock at the option of the holder, each holder of class B common stock may be deemed to own an equal number of shares of class A common stock. On all matters to be voted on by our stockholders, our class A common stock has one vote per share and our class B common stock has ten votes per share.

Except as described above with respect to the shared right to direct the vote of the class B special voting stock, and as we describe in the footnotes to the following table, to our knowledge each of the beneficial owners has sole voting and investment power with respect to the voting securities beneficially owned.

Name and Address of Beneficial Owners of Common Stock	Shares Beneficially Owned(1)	Percentage of Class	Percentage of All Equity Shares	Percent of Voting Power(2)
Onex Corporation	1 class B special voting stock	100.0%	*	81.5%
Onex Corporation	13,724,721 class B(3)	99.6%	31.0%	81.5%
CDRT Acquisition Corporation(4)	13,724,676 class B	99.6%	31.0%	81.5%
Onex Partners LP	7,363,737 class B(5)	53.4%	16.6%	43.8%
Onex Partners LLC	4,747,767 class B(6)	34.5%	10.7%	28.2%
Onex EMSC Co-Invest LP	1,216,062 class B(7)	8.8%	2.7%	7.2%
EMS Executive Investco LLC	273,425 class B(8)	2.0%	0.6%	1.6%
Onex US Principals LP	123,685 class B(9)	0.9%	0.3%	0.7%
The Vanguard Group, Inc.(10)	1,610,165 class A	5.3%	3.6%	1.0%

*              Represents less than 1%.

(1)           According to the SEC rules, any securities not outstanding (such as shares of our class B common stock issuable on conversion of our LP exchangeable units) should be assumed to be outstanding only for the calculation of beneficial ownership of the individual who beneficially owns such shares. Our calculation of the beneficial ownership of our class B common stock assumes the exchange of all of our LP exchangeable units for class B common stock because the LP exchangeable unit holders currently have the power to direct a number of votes equal to the votes they would cast if they exchanged their LP exchangeable units for class B common stock.

(2)           On each matter submitted to the stockholders for their vote, our class A common stock is entitled to one vote per share, our class B common stock is entitled to ten votes per share, reducing to one vote per share under certain limited circumstances, and our class B special voting stock is entitled to a number of votes that could be cast if all of the outstanding LP exchangeable units were exchanged for class B common stock. Except as required by law, our class A common stock, class B common stock and class B special voting stock vote together on all matters submitted to stockholders for their vote.

(3)           Includes the following: (i) 7,363,737 LP exchangeable units held by Onex Partners LP; (ii) 4,747,767 LP exchangeable units held by Onex Partners LLC; (iii) 1,216,062 LP exchangeable units held by Onex EMSC Co-Invest LP; (iv) 273,425 LP exchangeable units held by EMS Executive Investco LLC; (v) 123,685 LP exchangeable units held by Onex US Principals LP; and (vi) 45 class B shares held by Onex American Holdings II LLC. Onex Corporation may be deemed to own beneficially the LP exchangeable units held by (a) Onex Partners LP, through Onex’ ownership of all of the common stock of Onex Partners GP Inc., the general partner of Onex Partners GP LP, the general partner of Onex Partners LP; (b) Onex Partners LLC, through Onex’ ownership of all of the equity of Onex Partners LLC; (c) Onex EMS Co-Invest LP, through Onex’ ownership of all of the common stock of Onex Partners GP Inc., the general partner of Onex Partners GP LP, the general partner of Onex EMSC Co-Invest LP; (d) EMS Executive Investco LLC, through Onex’ ownership of Onex American Holdings II LLC which owns 100% of the voting power of EMS Executive Investco LLC; and (e) Onex US Principals LP through Onex’ ownership of all of the equity of Onex American Holdings GP LLC, the general partner of Onex US Principals LP. Onex Corporation disclaims such beneficial ownership. The address for Onex Corporation is 161 Bay Street, Toronto, ON M5J 2S1, Canada.

Mr. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation and as such may be deemed to own beneficially all of the LP exchangeable units owned beneficially by Onex Corporation. Mr. Schwartz disclaims such beneficial ownership.

(4)           Based solely on a Schedule 13D filed with the SEC on February 23, 2011, CDRT Acquisition Corp. (“Parent”), Merger Sub, Clayton Dubilier & Rice Fund VIII, L.P., CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. may be deemed to have shared voting control over 81.5% of the voting power of the outstanding capital stock of the Company. Parent, Merger Sub, Clayton Dubilier & Rice Fund VIII, L.P., CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. have expressly disclaimed such beneficial ownership.

(5)           All of the LP exchangeable units owned by Onex Partners LP may be deemed owned beneficially by each of Onex Partners GP LP, Onex Partners GP, Inc. and Onex Corporation. The address for Onex Partners LP is c/o Onex Investment Corporation, 712 Fifth Avenue, New York, New York 10019.

(6)           All of the LP exchangeable units owned by Onex Partners LLC may be deemed owned beneficially by Onex Corporation. The address for Onex Partners LLC is 421 Leader Street, Marion, Ohio 43302.

(7)           All of the LP exchangeable units owned by Onex EMSC Co-Invest LP may be deemed owned beneficially by each of Onex Partners GP LP, Onex Partners GP, Inc. and Onex Corporation. The address for Onex EMSC Co-Invest LP is c/o Onex Investment Corporation, 712 Fifth Avenue, New York, New York 10019.

(8)           All of the LP exchangeable units owned by EMS Executive Investco LLC may be deemed owned beneficially by each of Onex American Holdings II LLC (owner of 100% of the voting power of EMS Executive Investco LLC) and Onex Corporation (owner of all of the equity of Onex American Holdings GP LLC). The address for EMS Executive Investco LLC is c/o Onex Investment Corporation, 712 Fifth Avenue, New York, New York 10019.

(9)           All of the LP exchangeable units owned by Onex US Principals LP may be deemed owned beneficially by each of Onex American Holdings GP LLC (the general partner of Onex US Principals LP) and Onex Corporation (owner of all of the equity of Onex American Holdings GP LLC). The address for Onex US Principals LP is c/o Onex Investment Corporation, 712 Fifth Avenue, New York, New York 10019.

(10)         Based solely on information contained in the Schedule 13G filed with the SEC by The Vanguard Group, Inc. on February 10, 2011. The Vanguard Group, Inc. shares the power to dispose or to direct the disposition of 20,738 shares of class A common stock with Vanguard Fiduciary Trust Company a wholly-owned subsidiary of The Vanguard Group, Inc. The address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, PA 19355.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of shares of our voting securities, including the number of shares of common stock subject to stock options, beneficially owned as of April 7, 2011 by each director and each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group. Except as we describe in the footnotes, to our knowledge, each named person has sole voting and investment power with respect to the shares shown in the table. Beneficial ownership is determined on the basis of the rules of the SEC. Please see “—Principal Holders of the Company’s Stock” for a description of those rules.

Name	Shares Beneficially Owned(1)	Shares Subject to Options(2)	Restricted Shares(2)	Restricted Share Units(2)	Total	Percentage of Class	Percentage of Equity Shares	Percentage of Voting Power
Non-Employee Directors
Robert M. Le Blanc(3)	56,064 class B	—	—	—	56,064	*	*	*

Steven B. Epstein	13,150 class A	—	—	17,868	31,018	*	*	*
Paul B. Iannini, M.D.	—	—	—	17,868	17,868	*	*	*
James T. Kelly	40,000 class A	—	—	17,868	57,868	*	*	*

Michael L. Smith(4)	21,845 class A	—	—	17,868	39,713	*	*	*
Kevin E. Benson	—	—	—	5,392	5,392	*	*	*
Leonard Riggs, Jr., M.D. (5)	6,000 class A	—	—	—	6,000	*	*	*

Named Executive Officers
William A. Sanger	141,060 class A	528,168	15,000	—	684,229	2.2%	1.5%	*
Randel G. Owen	7,979 class A	144,604	6,250	—	158,833	*	*	*
Todd G. Zimmerman	17,470 class A	54,742	8,333	—	80,545	*	*	*

Mark E. Bruning	2,854 class A	17,500	4,166	—	24,520	*	*	*
Steve W. Ratton, Jr.	10,532 class A	10,875	2,333	—	23,740	*	*	*

All directors and executive officers as a group (16 persons)	279,964 class A	784,289	38,746	76,864	1,179,863 class A	4.0%	2.8%	*
	56,064 class B	—	—	—	56,064 class B	*	*	*

*              Represents less than 1%.

(1)           Unless otherwise noted, references are to class A common stock.

(2)           Represents stock options, restricted shares or RSUs, respectively, that were exercisable as of April 7, 2011 or become exercisable within 60 days of April 7, 2011.  All are based on shares of class A common stock.

(3)           Mr. Le Blanc does not hold these shares directly.  These are deemed shares of class B common stock and include (i) 35,814 LP exchangeable units held by Onex US Principals LP which may be deemed owned beneficially by Mr. Le Blanc by reason of his pecuniary interest in the LP exchangeable units owned by Onex US Principals LP and (ii) 20,250 LP exchangeable units owned by Onex EMSC Co-Invest LP which may be deemed to be owned beneficially by Mr. Le Blanc by reason of his pecuniary interest in Onex EMSC Co-Invest LP. Mr. Le Blanc disclaims beneficial ownership of the LP exchangeable units owned by Onex US Principals LP and Onex EMSC Co-Invest LP.

(4)           Mr. Smith’s shares of class A common stock are owned indirectly through the Michael L. Smith Revocable Trust, dated August 2, 2001.

(5)           Dr. Riggs holds 4,000 shares of class A common stock directly and 2,000 shares of class A common stock indirectly through his spouse.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Our Audit Committee is responsible for reviewing and addressing potential conflicts of interest of directors and executive officers. Pursuant to the Audit Committee Charter, that committee also reviews and discusses with management and the independent auditor, and approves, if it deems appropriate, any transaction or course of dealing with related parties that would be required to be disclosed pursuant to Item 404 of Regulation S-K (the SEC’s set of disclosure rules for certain related party transactions) and which are set forth herein.

Transactions with Laidlaw

Pursuant to stock purchase agreements with Laidlaw International, Inc. and a subsidiary of Laidlaw, on February 10, 2005 we purchased all the capital stock of AMR and EmCare. Pursuant to the stock purchase agreements, we are indemnified by the seller (a subsidiary of Laidlaw that directly owned AMR and EmCare) and Laidlaw, subject to specified exceptions, for losses arising from:

•      breaches by the seller of its representations, warranties, covenants and agreements contained in the stock purchase agreements,

•      damages relating to certain government investigations, and

•      tax liabilities for periods prior to closing.

Laidlaw International, Inc. was acquired by a third party in 2007.

Management Fee Agreement with Onex Partners Manager LP

We are party to a management agreement dated February 10, 2005 with Onex Partners Manager LP, or Onex Manager, a wholly-owned subsidiary of Onex Corporation. In exchange for an annual management fee of $1.0 million, Onex Manager provides us with consulting and management advisory services for corporate finance and strategic planning and such other management areas to which the parties agree. The annual fee may be increased, to a maximum of $2.0 million, with the approval of directors of each of AMR and EmCare that are not affiliated with Onex. We also reimburse Onex Manager for out-of-pocket expenses incurred in connection with the provision of services pursuant to the agreement, and we reimbursed Onex Manager for out-of-pocket expenses incurred in connection with our acquisition of AMR and EmCare. The initial term of the management agreement ended on February 10, 2010, but it is subject to automatic one-year renewals, unless terminated by either party by notice given at least 90 days prior to the scheduled expiration date. For the year ended December 31, 2010, we paid Onex Manager $1.0 million pursuant to this management agreement.

Employment Agreements and Indemnification Agreements

We have employment agreements with Messrs. Sanger, Owen, Zimmerman, Bruning and Ratton, and with certain of our other executives. For a description, see “Employment Agreements and Severance Agreements.”

We have also entered into indemnification agreements with each of our directors, and our executive employment agreements include indemnification provisions. Under those agreements, we agree to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as our agent or the agent of any of our subsidiaries to the fullest extent legally permitted. In January 2011, we entered into new indemnification agreements with each of our directors, all our named executive officers, with the exception of Mr. Ratton, and certain other key management employees.

Equityholder Agreements

On February 10, 2005, we entered into an investor equityholders agreement with certain of our equityholders, including each of the named executive officers, which was subsequently amended. All remaining provisions of the investor equityholders agreement terminated on December 21, 2010, the fifth anniversary of the Company’s initial public offering.

Relationship with Law Firm

Steven B. Epstein, one of our directors and a member of certain committees, including the Compliance Committee, is a founding member and the senior healthcare law partner in the Washington, D.C. firm of Epstein, Becker & Green, P.C., or EBG. EBG provided healthcare-related legal services to Onex in connection with our acquisition of AMR and EmCare. Furthermore, as part of its legal services, EBG has been retained to provide legal representation to the Company on various matters, including in connection with a previously disclosed United States Department of Justice subpoena relating to the operations of certain AMR affiliates in New York. We paid EBG $1,817,456 in 2010 for legal services rendered.

Transaction with Onex-Controlled Entity

The Company’s subsidiary, AMR, on behalf of itself and certain of its subsidiaries, entered into an agreement in 2006 with Skilled Healthcare LLC, or Skilled, an operator of 79 skilled nursing facilities and 22 assisted living facility business affiliates in six states. Pursuant to this agreement, AMR became a preferred provider of medical transportation services for Skilled. In fiscal 2010, AMR had total gross revenue of approximately $1,280,000 under this agreement. The agreement had an initial three-year term, and renews automatically until terminated. Affiliates of Onex Corporation, which own more than a majority of our equity, own more than a majority of the equity of Skilled Healthcare Group, Inc., or Skilled Healthcare Group, Skilled’s parent company. Robert Le Blanc, a director of the Company, is also a director of Skilled

 Healthcare Group, and Mr. Le Blanc and certain other directors of our Company own equity interests in Skilled Healthcare Group; our directors own, in the aggregate, less than 1% of the equity of Skilled Healthcare Group.

Other

Matthew Sanger, the son of the Company’s Chairman, President and CEO, William A. Sanger, is an employee of the Company’s Mergers & Acquisitions Department. In the year ended December 31, 2010, Matthew Sanger earned a combined base salary and bonus of approximately $144,000.

Director Independence

Onex Corporation currently controls more than 50% of our combined voting power and we are, therefore, a “controlled company” under the rules of the NYSE. We currently avail ourselves of the “controlled company” exception under the NYSE rules, which eliminates the requirements that our compensation and governance and nominating committees be composed entirely of independent directors. Upon completion of the Merger, we will become a wholly-owned subsidiary of CDRT Acquisition Corporation, and will no longer be subject to certain corporate governance requirements under the rules of the NYSE, including the NYSE’s independent director requirements, as the Company will no longer have publicly traded equity.

Our Board of Directors consists of eight directors, including six independent directors under NYSE rules: Kevin E. Benson, Steven B. Epstein, Paul B. Iannini, M.D., James T. Kelly, Leonard Riggs, Jr., M.D. and Michael L. Smith. The Board of Directors has affirmatively determined that Messrs. Benson, Epstein, Iannini, Kelly, Riggs and Smith do not have any material relationships with the Company and are independent under the criteria established by the NYSE for independent board members.

Mr. Epstein is a partner of a law firm that receives fees from the Company, and therefore does not meet the additional audit committee criteria for independence under the NYSE rules. As of the date of this Form 10-K/A, Mr. Smith will be serving on the audit committee of the boards of directors of three other publicly traded companies. The Board of Directors has determined that the simultaneous service by Mr. Smith on the audit committees of more than three public companies would not impair his ability to effectively serve as a member of the Company’s audit committee.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the professional fees we paid to Ernst & Young LLP for professional services rendered for the fiscal years 2009 and 2010.

	(For engagement from January 1, 2009 to December 31, 2009)	(For engagement from January 1, 2010 to December 31, 2010)
Audit Fees	$2,393,348	$2,338,032
Audit-Related Fees	152,099	71,843
Tax Fees	263,783	186,622
All Other Fees(1)	2,981	300
Total Fees	$2,812,211	$2,596,797

(1)           All Other Fees describes the annual license fee paid by the Company to Ernst & Young LLP for a software research tool and fees paid to attend continuing education courses.

The Audit Fees paid to Ernst & Young LLP were for the following professional services rendered:

•      audit of the Company’s annual financial statements, including fees relating to work related to the Company’s audit and report regarding the Company’s effectiveness of internal controls over financial reporting and compliance with its obligations under Sarbanes-Oxley, for the years ended December 31, 2009 and 2010,

•      review of the Company’s quarterly financial statements,

•      reviews of the consolidated financial statements included in our Form S-3 registration statements filed with the SEC in November 2009 relating to the registration of shares of Class A common stock and the consents for such registration statements, and

•      services normally provided in connection with statutory or regulatory filings or engagements.

The audit-related fees paid to Ernst & Young LLP were for due diligence in connection with acquisitions. The tax fees paid to Ernst & Young LLP were for domestic tax advice and planning and assistance with tax audits and appeals. All services were appropriately approved by the Audit Committee in accordance with the Company’s pre-approval policies.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee Charter provides that the Audit Committee of our Board of Directors has the sole authority and responsibility to pre-approve all audit services, audit-related tax services and other permitted services to be performed for the Company by its independent auditors and the related fees. Pursuant to its charter and in compliance with rules of the SEC and Public Company Accounting Oversight Board, or PCAOB, the Audit Committee has established a pre-approval policy and procedures that require the pre-approval of all services to be performed by the independent auditors. The independent auditors may be considered for other services not specifically approved as audit services or audit-related services and tax services so long as the services are not prohibited by SEC or PCAOB rules and would not otherwise impair the independence of the independent auditor. The Audit Committee has also delegated pre-approval to EMSC senior management for services with fees below $50,000; however, any services pre-approved by senior management must be reported to the full Audit Committee at its next meeting.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

List of Exhibits. The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description of Exhibits

31.1*	Certification of the Chief Executive Officer of Emergency Medical Services Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Executive Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized, on the 2nd day of May, 2011.

EMERGENCY MEDICAL SERVICES CORPORATION
(registrant)

By:	/s/ William A. Sanger
William A. Sanger
Chairman and Chief Executive Officer

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

By:	Emergency Medical Services L.P.
its General Partner

By:	/s/ William A. Sanger
William A. Sanger
Chairman and Chief Executive Officer