Form 10-Q
period 2011-03-31
Emergency Medical Services L.P.; Emergency Medical Services CORP
filed 2011-05-04
CIK 1334544, 1344154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Shares of class A common stock outstanding at April 29, 2011 — 30,485,293; shares of class B common stock outstanding at April 29, 2011 — 52,228; LP exchangeable units outstanding at April 29, 2011 — 13,724,676.

EMERGENCY MEDICAL SERVICES CORPORATION

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

EMERGENCY MEDICAL SERVICES CORPORATION

PART I. FINANCIAL INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Emergency Medical Services Corporation

Consolidated Statements of Operations and Comprehensive Income

(unaudited; in thousands, except share and per share data)

	Quarter ended
	March 31,
	2011	2010
Net revenue	$760,835	$679,354
Compensation and benefits	537,077	480,317
Operating expenses	96,963	86,529
Insurance expense	26,539	22,070
Selling, general and administrative expenses	17,835	16,858
Depreciation and amortization expense	17,525	16,180
Income from operations	64,896	57,400
Interest income from restricted assets	396	855
Interest expense	(4,817)	(8,266)
Realized (loss) gain on investments	(4)	92
Interest and other (expense) income	(1,746)	265
Income before income taxes and equity in earnings of unconsolidated subsidiary	58,725	50,346
Income tax expense	(22,652)	(19,410)
Income before equity in earnings of unconsolidated subsidiary	36,073	30,936
Equity in earnings of unconsolidated subsidiary	91	94
Net income	36,164	31,030
Other comprehensive income, net of tax:
Unrealized holding gains during the period	629	442
Unrealized gains on derivative financial instruments	984	478
Comprehensive income	$37,777	$31,950

Basic earnings per common share	$0.82	$0.71
Diluted earnings per common share	$0.80	$0.70
Weighted average common shares outstanding, basic	44,247,581	43,571,705
Weighted average common shares outstanding, diluted	45,012,235	44,534,858

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$334,772	$287,361
Insurance collateral	24,499	33,476
Trade and other accounts receivable, net	505,133	489,658
Parts and supplies inventory	23,332	23,031
Prepaids and other current assets	24,386	18,617
Total current assets	912,122	852,143
Non-current assets:
Property, plant and equipment, net	139,346	133,731
Intangible assets, net	173,714	180,374
Insurance collateral	133,263	136,063
Goodwill	453,920	427,405
Other long-term assets	17,617	18,836
Total assets	$1,829,982	$1,748,552
Liabilities and Equity
Current liabilities:
Accounts payable	$49,309	$39,581
Accrued liabilities	287,779	259,638
Current deferred tax liabilities	5,614	5,114
Current portion of long-term debt	19,723	16,333
Total current liabilities	362,425	320,666
Long-term debt	399,587	404,943
Long-term deferred tax liabilities	5,971	5,971
Insurance reserves and other long-term liabilities	174,638	169,767
Total liabilities	942,621	901,347
Equity:
Preferred stock ($0.01 par value; 20,000,000 shares authorized, 0 issued and outstanding)	—	—
Class A common stock ($0.01 par value; 100,000,000 shares authorized, 30,485,118 and 30,404,572 issued and outstanding in 2011 and 2010, respectively)	305	304
Class B common stock ($0.01 par value; 40,000,000 shares authorized, 52,228 and 65,052 issued and outstanding in 2011 and 2010, respectively)	1	1
Class B special voting stock ($0.01 par value; 1 share authorized, issued and outstanding in 2011 and 2010)	—	—
LP exchangeable units (13,724,676 shares issued and outstanding in 2011 and 2010)	90,776	90,776
Treasury stock at cost (51,247 and 30,778 shares in 2011 and 2010, respectively)	(2,987)	(1,684)
Additional paid-in capital	308,939	305,258
Retained earnings	486,930	450,766
Accumulated other comprehensive income	3,397	1,784
Total equity	887,361	847,205
Total liabilities and equity	$1,829,982	$1,748,552

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Consolidated Statements of Cash Flows

(unaudited; in thousands)

	Quarter ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$36,164	$31,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,315	16,687
Loss on disposal of property, plant and equipment	39	44
Equity-based compensation expense	1,962	1,104
Excess tax benefits from stock-based compensation	(1,169)	(10,581)
Equity in earnings of unconsolidated subsidiary	(91)	(94)
Dividends received	427	403
Deferred income taxes	345	(133)
Changes in operating assets/liabilities, net of acquisitions:
Trade and other accounts receivable	(10,762)	2,191
Parts and supplies inventory	(81)	(162)
Prepaids and other current assets	(4,741)	(3,388)
Accounts payable and accrued liabilities	29,087	6,006
Insurance accruals	2,504	1,478
Net cash provided by operating activities	71,999	44,585
Cash Flows from Investing Activities
Purchases of property, plant and equipment	(15,306)	(6,516)
Proceeds from sale of property, plant and equipment	10	42
Acquisition of businesses, net of cash received	(32,720)	(3,300)
Net change in insurance collateral	12,406	2,366
Other investing activities	474	290
Net cash used in investing activities	(35,136)	(7,118)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	551	4,402
Class A common stock repurchased as treasury stock	(1,303)	—
Repayments of capital lease obligations and other debt	(1,966)	(1,184)
Excess tax benefits from stock-based compensation	1,169	10,581
Net change in bank overdrafts	12,097	(3,099)
Net cash provided by financing activities	10,548	10,700
Change in cash and cash equivalents	47,411	48,167
Cash and cash equivalents, beginning of period	287,361	332,888
Cash and cash equivalents, end of period	$334,772	$381,055

The accompanying notes are an integral part of these financial statements.

Emergency Medical Services Corporation

Notes to Unaudited Consolidated Financial Statements

(in thousands, except share and per share data)

1.  General

Basis of Presentation of Financial Statements

The accompanying interim consolidated financial statements for Emergency Medical Services Corporation (“EMSC” or the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting and, accordingly, do not include all of the disclosures required for annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. For further information, see the Company’s consolidated financial statements, including the accounting policies and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The consolidated financial statements of EMSC include those of its direct subsidiary, Emergency Medical Services L.P. (“EMS LP”), a Delaware limited partnership. The Company’s business is conducted primarily through two operating subsidiaries, American Medical Response, Inc. (“AMR”), its medical transportation services segment, and EmCare Holdings Inc. (“EmCare”), its facility-based physician services segment.

The Company is party to a management agreement with a wholly-owned subsidiary of Onex Corporation, the Company’s principal equityholder. In exchange for an annual management fee of $1.0 million, the Onex subsidiary provides the Company with corporate finance and strategic planning consulting services. For the three months ended March 31, 2011 and 2010, the Company expensed $250 in respect of this fee.

Merger Agreement

On February 13, 2011, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with CDRT Acquisition Corporation, a Delaware corporation (“Parent”), and CDRT Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (“Sub”).  Parent and Sub are affiliates of Clayton, Dubilier & Rice, LLC.  Pursuant to the Merger Agreement and subject to the conditions set forth therein, Sub will merge with and into the Company (the “Merger”) with the Company as the surviving entity and a wholly-owned subsidiary of Parent.  At the time the Merger is effective, each issued and outstanding share of class A common stock and class B common stock (including shares of Class B common stock issued immediately prior to the effective time of the Merger in exchange for the LP exchangeable units of EMS LP, but excluding treasury shares, shares held by Parent or Sub and shares held by stockholders who perfect their appraisal rights), will be converted into the right to receive $64.00 per share in cash, without interest and subject to any applicable withholding taxes.

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

The Company’s most recent actuarial valuation was completed in March 2011. As a result of this and previous actuarial valuations, the Company recorded an increase in its provisions for insurance liabilities of approximately $2.5 million in the three months ended March 31, 2011 compared to a decrease of $2.8 million during the same period in 2010 related to reserves for losses in prior years.

The long-term portion of insurance reserves was $162.0 million and $158.3 million as of March 31, 2011 and December 31, 2010, respectively.

Trade and Other Accounts Receivable, net

The Company estimates its allowances based on payor reimbursement schedules, historical collections and write-off experience and other economic data. The allowances for contractual discounts and uncompensated care are reviewed monthly. Account balances are charged off against the uncompensated care allowance, which relates principally to receivables recorded for self-pay patients, when it is probable the receivable will not be recovered. Write-offs to the contractual allowance occur when payment is received. The Company’s accounts receivable and allowances are as follows:

	March 31, 2011	December 31, 2010
Gross trade accounts receivable	$2,257,572	$2,119,854
Allowance for contractual discounts	1,175,961	1,092,188
Allowance for uncompensated care	673,260	629,419
Net trade accounts receivable	408,351	398,247
Other receivables, net	96,782	91,411
Net accounts receivable	$505,133	$489,658

Other receivables primarily represent EmCare hospital subsidies and fees and AMR fees for stand-by and special events and subsidies from community organizations.

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

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care. Provisions for contractual discounts are related principally to differences between gross charges and specific payor, including governmental, reimbursement schedules. Provisions for estimated uncompensated care are related principally to the number of self-pay patients treated in the period. Provisions for contractual discounts and estimated uncompensated care as a percentage of gross revenue and as a percentage of gross revenue less provision for contractual discounts are as follows:

	Quarter ended March 31,
	2011	2010
Gross revenue	100.0%	100.0%
Provision for contractual discounts	53.5%	52.1%
Revenue net of contractual discounts	46.5%	47.9%
Provision for uncompensated care as a percentage of gross revenue	18.8%	18.8%
Provision for uncompensated care as a percentage of gross revenue less contractual discounts	40.5%	39.2%

Healthcare reimbursement is complex and may involve lengthy delays. Third-party payors are continuing their efforts to control expenditures for healthcare, including proposals to revise reimbursement policies. The Company has from time to time experienced delays in reimbursement from third-party payors. In addition, third-party payors may disallow, in whole or in part, claims for payment based on determinations that certain amounts are not reimbursable under plan coverage, determinations of medical necessity, or the need for additional information. Laws and regulations governing the Medicare and Medicaid programs are very complex and subject to interpretation. Revenue is recognized on an estimated basis in the period in which related services are rendered.  As a result, there is a reasonable possibility that recorded estimates will change materially in the short-term. Such amounts, including adjustments between provisions for contractual discounts and uncompensated care, are adjusted in future periods, as adjustments become known.  These adjustments were less than 1% of net revenue for the three month periods ended March 31, 2011 and 2010.

The Company also provides services to patients who have no insurance or other third-party payor coverage. In certain circumstances, federal law requires providers to render services to any patient who requires care regardless of their ability to pay. Services to these patients are not considered to be charity care.

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

As of March 31, 2011, the Company holds 68.9% of the equity interests in EMS LP. LP exchangeable units, held by persons affiliated with the Company’s principal equity holder, represent the balance of the EMS LP equity. The LP exchangeable units are exchangeable at any time, at the option of the holder, for shares of the Company’s class B common stock on a one-for-one basis. The holders of the LP exchangeable units have the right to vote, through the trustee holder of the Company’s class B special voting stock, at all stockholder meetings at which holders of the Company’s class B common stock or class B special voting stock are entitled to vote.

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

The following table summarizes the valuation of EMSC’s financial instruments by the above fair value hierarchy levels as of March 31, 2011:

Description	Total	Level 1	Level 2	Level 3
Assets:
Securities	$116,851	$101,032	$15,819	$—
Derivatives	$3,338	$—	$3,338	$—
Liabilities:
Contingent consideration	$18,096	$—	$—	$18,096

The contingent consideration balance classified as a level 3 liability decreased by $2.2 million since December 31, 2010 due to payments made by the Company during the three months ended March 31, 2011.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) further defined the requirements for measurement and disclosure of charity care provided.  The amendments require that cost, both direct and indirect, be used as the measurement basis for charity care disclosure purposes.  These amendments were effective for the Company beginning January 1, 2011.  Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Also in August 2010, the FASB clarified that healthcare entities should not net insurance recoveries against a related claim liability.  These amendments were effective for the Company beginning January 1, 2011.  Adoption of this guidance did not have a material effect on the Company’s consolidated financial statements and related disclosures.

3.  Acquisitions

On January 11, 2011, the Company completed the acquisition of Northwood Anesthesia Associates, and an affiliate of the Company completed the acquisition of the related professional entity, North Pinellas Anesthesia Associates (collectively referred to as “North Pinellas”), an anesthesia provider based in Tampa, Florida.  On February 17, 2011, the Company completed the acquisition of Doctor’s Ambulance Service, which provides emergency and non-emergency ambulance services in Orange County, California.  The total cost of these acquisitions was $30.2 million and the Company has recorded $24.2 million of goodwill, which amount is subject to adjustment based upon completion of purchase price allocations.

4.  Accrued Liabilities

Accrued liabilities were as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Accrued wages and benefits	$118,088	$103,238
Accrued paid time-off	27,372	24,420
Current portion of self-insurance reserves	48,890	50,064
Accrued restructuring	155	160
Current portion of compliance and legal	7,323	5,929
Accrued billing and collection fees	3,756	3,500
Accrued incentive compensation	13,916	21,446
Accrued interest	841	979
Accrued income taxes payable	17,644	—
Other	49,794	49,902
Total accrued liabilities	$287,779	$259,638

5.  Long-Term Debt

Long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Senior secured term loan due 2015 (3.27% at March 31, 2011)	$417,031	$419,688
Notes due at various dates from 2011 to 2022 with interest rates from 6% to 10%	1,566	832
Capital lease obligations due at various dates from 2011 to 2018	713	756
	419,310	421,276
Less current portion	(19,723)	(16,333)
Total long-term debt	$399,587	$404,943

6.   Derivative Instruments and Hedging Activities

The Company manages its exposure to changes in fuel prices and, from time to time, uses highly effective derivative instruments to manage well-defined risk exposures.  The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.  The Company does not use derivative instruments for speculative purposes.

At March 31, 2011, the Company was party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.07 to $3.29 per gallon. The Company purchases the diesel fuel at the market rate and periodically settles with its counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.9 million gallons, which represents approximately 29% of the Company’s total estimated annual usage, and are spread over periods from April 2011 through June 2012.  As of March 31, 2011, the Company recorded, as a component of other comprehensive income before applicable tax impacts, an asset associated with the fair value of the fuel hedge in the amount of $3.3 million, compared to $1.7 million as of December 31, 2010.  Settlement of hedge agreements during the three months ended March 31, 2011 resulted in a reduction in operating expenses of $0.6 million compared to an increase in operating expenses of less than $0.1 million for transactions settled during the three months ended March 31, 2010.

7.   Commitments and Contingencies

Lease Commitments

The Company leases various facilities and equipment under operating lease agreements.

The Company also leases certain leasehold improvements under capital leases.  Assets under capital leases are capitalized using inherent interest rates at the inception of each lease. Capital leases are collateralized by the underlying assets.

Services

The Company is subject to the Medicare and Medicaid fraud and abuse laws which prohibit, among other things, any false claims, or any bribe, kickback or rebate in return for the referral of Medicare and Medicaid patients. Violation of these prohibitions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Management has implemented policies and procedures that management believes will assure that the Company is in substantial compliance with these laws and regulations but there can be no assurance the Company will not be found to have violated certain of these laws and regulations. From time to time, the Company receives requests for information from government agencies pursuant to their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government agencies in audits or investigations. The Company is cooperating with the government agencies conducting these investigations and is providing requested information to the government agencies. Other than the proceedings described below, management believes that the outcome of any of these investigations would not have a material adverse effect on the Company.

Other Legal Matters

In December 2006, AMR received a subpoena from the Department of Justice (DOJ).  The subpoena requested copies of documents for the period from January 2000 through the present.  The subpoena required AMR to produce a broad range of documents relating to the operations of certain AMR affiliates in New York.  The Company produced documents responsive to the subpoena. The government identified claims for reimbursement that the government believes lack support for the level billed, and invited the Company to respond to the identified areas of concern. The Company reviewed the information provided by the government, provided its response, and is currently in discussions with the DOJ and the Office of the Inspector General of Health and Human Services regarding resolution of this matter.  During the second quarter of 2010, the Company recorded a $3.1 million reserve for its estimate of likely exposure in this matter.

Four different lawsuits purporting to be class actions have been filed against AMR and certain subsidiaries in California alleging violations of California wage and hour laws.  On April 16, 2008, Lori Bartoni commenced a suit in the Superior Court for the State of California, County of Alameda; on July 8, 2008, Vaughn Banta filed suit in the Superior Court of the State of California, County of Los Angeles; on January 22, 2009, Laura Karapetian filed suit in the Superior Court of the State of California, County of Los Angeles, and on March 11, 2010, Melanie Aguilar filed suit in Superior Court of the State of California, County of Los Angeles.  The Banta and Karapetian cases have been coordinated with the Bartoni case in the Superior Court for the State of California, County of Alameda.  At the present time, courts have not certified classes in any of these cases.  Plaintiffs allege principally that the AMR entities failed to pay overtime charges pursuant to California law, and failed to provide required meal breaks or pay premium compensation for missed meal breaks.  Plaintiffs are seeking to certify the classes and are seeking lost wages, punitive damages, attorneys’ fees and other sanctions permitted under California law for violations of wage hour laws.  The Company is unable at this time to estimate the amount of potential damages, if any.

Eleven purported shareholder class actions relating to the transactions contemplated by the Merger Agreement described in Note 11 herein have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of the Company, the members of the Company’s board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which have since been consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011) (the “Wooten action”), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado. These actions generally allege that the directors of the Company, Onex Corporation and/or Onex Corporation’s subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to the Company and its public stockholders; agreeing to provisions in the Merger Agreement that will allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secures the majority votes in favor of the Merger) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief, including an injunction halting the Merger or rescission of the Merger, as applicable. The plaintiffs in the consolidated Delaware action have filed a motion for a preliminary injunction. The Company believes that all of the allegations in these actions are without merit and intends to vigorously defend these matters.  If any one of the plaintiffs is successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

Long-Term Incentive Plan

The Company’s original 2007 Long-Term Incentive Plan was approved by stockholders in May 2007 and a Second Amended and Restated 2007 Long-Term Incentive Plan (the “Plan”) was approved by stockholders in May 2010.  The Plan provides for the grant of long-term incentives, including various equity-based incentives, to those persons with responsibility for the success and growth of the Company and its subsidiaries.  Options granted under the Plan vest and become exercisable ratably over a period of four years from the date of grant and have a maximum term of ten years.  In addition, for options granted under the Plan prior to January 1, 2009, certain performance measures must be met for 50% of certain of these options to become exercisable; these performance measures were satisfied during the first quarter of 2010.  The Company also grants shares of restricted stock under the Plan, which currently lapse ratably over a period of three years from the date of grant.  In addition, with respect to grants of restricted stock to the Company’s “named executive officers” and persons deemed “covered employees” under section 162(m) of the Internal Revenue Code of 1986, as amended, certain profitability-based performance measures must be met within that three-year period for restricted stock grants to vest.

The Company recorded a compensation charge of $1,762 and $979 during the three months ended March 31, 2011 and 2010, respectively, in connection with the Plan.

Non-Employee Director Compensation Plan

The Non-Employee Director Compensation Plan, approved in May 2007, is available to non-employee directors of the Company, other than the Chair of the Compliance Committee.  Under this plan, eligible directors are granted restricted stock units (“RSUs”) following each annual stockholder meeting with each RSU representing one share of the Company’s class A common stock.  Eligible directors receive a grant of RSUs having a fair market value of $133 on the date of grant based on the closing price of the Company’s class A common stock on the business day immediately preceding the grant date.  The Non-Employee Director Compensation Plan allows directors to defer income from the grant of RSUs, which vest immediately prior to the election of directors at the next annual stockholder meeting.  In connection with this plan, the Company granted 2,324 RSUs per director following the 2010 annual stockholder meeting and granted an additional 1,854 RSUs to a director upon his election to the board of directors in July 2010.  As the 2011 annual stockholder meeting has not been held as of March 31, 2011, there have been no RSUs granted to date in 2011.  The Company expensed $200 and $125 during the three months ended March 31, 2011 and 2010, respectively.

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

Net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other (expense) income, realized (loss) gain on investments, interest expense, and depreciation and amortization expense (“Adjusted EBITDA”) is the measure of profit and loss that the CODM uses to assess performance, measure liquidity and make decisions. The accounting policies for reported segments are the same as for the Company as a whole.

	Quarter ended March 31,
	2011	2010
Medical Transportation Services
Net revenue	$364,208	$336,962
Segment Adjusted EBITDA	35,589	32,402
Facility-Based Physician Services
Net revenue	396,627	342,392
Segment Adjusted EBITDA	47,228	42,033
Total
Total net revenue	760,835	679,354
Total Adjusted EBITDA	82,817	74,435
Reconciliation of Adjusted EBITDA to Net Income
Adjusted EBITDA	$82,817	$74,435
Depreciation and amortization expense	(17,525)	(16,180)
Interest expense	(4,817)	(8,266)
Realized (loss) gain on investments	(4)	92
Interest and other (expense) income	(1,746)	265
Income tax expense	(22,652)	(19,410)
Equity in earnings of unconsolidated subsidiary	91	94
Net income	$36,164	$31,030

A reconciliation of Adjusted EBITDA to cash flows provided by operating activities is as follows:

	Quarter ended March 31,
	2011	2010
Adjusted EBITDA	$82,817	$74,435
Interest expense (less deferred loan fee amortization)	(4,017)	(7,759)
Change in accounts receivable	(10,762)	2,191
Change in other operating assets/liabilities	26,769	3,934
Equity based compensation	1,962	1,104
Excess tax benefits from stock-based compensation	(1,169)	(10,581)
Income tax expense, net of change in deferred taxes	(22,307)	(19,543)
Other	(1,294)	804
Cash flows provided by operating activities	$71,999	$44,585

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

Consolidating Statement of Operations

For the quarter ended March 31, 2011

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$760,835	$17,990	$(17,990)	$760,835
Compensation and benefits	—	—	—	—	537,077	—	—	537,077
Operating expenses	—	—	—	—	96,963	—	—	96,963
Insurance expense	—	—	—	—	26,378	18,151	(17,990)	26,539
Selling, general and administrative expenses	—	—	—	—	17,835	—	—	17,835
Depreciation and amortization expense	—	—	—	—	17,525	—	—	17,525
Income (loss) from operations	—	—	—	—	65,057	(161)	—	64,896
Interest income from restricted assets	—	—	—	—	231	165	—	396
Interest expense	—	—	—	—	(4,817)	—	—	(4,817)
Realized loss on investments	—	—	—	—	—	(4)	—	(4)
Interest and other (expense) income	—	—	—	—	(1,746)	—	—	(1,746)
Income before income taxes	—	—	—	—	58,725	—	—	58,725
Income tax expense	—	—	—	—	(22,652)	—	—	(22,652)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	36,073	—	—	36,073
Equity in earnings of unconsolidated subsidiaries	36,164	36,164	12,208	23,956	91	—	(108,492)	91
Net income	$36,164	$36,164	$12,208	$23,956	$36,164	$—	$(108,492)	$36,164

Consolidating Statement of Operations

For the quarter ended March 31, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Net revenue	$—	$—	$—	$—	$679,354	$7,238	$(7,238)	$679,354
Compensation and benefits	—	—	—	—	480,317	—	—	480,317
Operating expenses	—	—	—	—	86,529	—	—	86,529
Insurance expense	—	—	—	—	21,467	7,841	(7,238)	22,070
Selling, general and administrative expenses	—	—	—	—	16,858	—	—	16,858
Depreciation and amortization expense	—	—	—	—	16,180	—	—	16,180
Income (loss) from operations	—	—	—	—	58,003	(603)	—	57,400
Interest income from restricted assets	—	—	—	—	344	511	—	855
Interest expense	—	—	—	—	(8,266)	—	—	(8,266)
Realized gain on investments	—	—	—	—	—	92	—	92
Interest and other income	—	—	—	—	265	—	—	265
Income before income taxes	—	—	—	—	50,346	—	—	50,346
Income tax expense	—	—	—	—	(19,410)	—	—	(19,410)
Income before equity in earnings of unconsolidated subsidiaries	—	—	—	—	30,936	—	—	30,936
Equity in earnings of unconsolidated subsidiaries	31,030	31,030	10,285	20,744	94	—	(93,089)	94
Net income	$31,030	$31,030	$10,285	$20,744	$31,030	$—	$(93,089)	$31,030

Consolidating Balance Sheet

As of March 31, 2011

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$309,558	$25,214	$—	$334,772
Insurance collateral	—	—	—	—	6,040	10,473	7,986	24,499
Trade and other accounts receivable, net	—	—	—	—	504,793	340	—	505,133
Parts and supplies inventory	—	—	—	—	23,332	—	—	23,332
Prepaids and other current assets	—	—	—	—	24,593	23	(230)	24,386
Current deferred tax assets	—	—	—	—	(4,111)	4,111	—	—
Current assets	—	—	—	—	864,205	40,161	7,756	912,122
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	139,346	—	—	139,346
Intercompany receivable	—	—	282,161	126,833	—	—	(408,994)	—
Intangible assets, net	—	—	—	—	173,714	—	—	173,714
Non-current deferred tax assets	—	—	—	—	4,126	(6,120)	1,994	—
Insurance collateral	—	—	—	—	26,225	115,081	(8,043)	133,263
Goodwill	—	—	—	—	453,462	458	—	453,920
Other long-term assets	—	—	7,282	3,271	7,064	—	—	17,617
Investment and advances in subsidiaries	887,361	887,361	462,756	422,931	33,206	—	(2,693,615)	—
Assets	$887,361	$887,361	$752,199	$553,035	$1,701,348	$149,580	$(3,100,902)	$1,829,982
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$49,181	$128	$—	$49,309
Accrued liabilities	—	—	645	196	258,586	28,352	—	287,779
Current deferred tax liabilities	—	—	—	—	5,614	—	—	5,614
Current portion of long-term debt	—	—	12,830	5,764	1,129	—	—	19,723
Current liabilities	—	—	13,475	5,960	314,510	28,480	—	362,425
Long-term debt	—	—	274,922	123,516	1,149	—	—	399,587
Long-term deferred tax liabilities	—	—	—	—	5,971	—	—	5,971
Insurance reserves and other long-term liabilities	—	—	—	—	93,861	79,070	1,707	174,638
Intercompany payable	—	—	—	—	400,170	8,824	(408,994)	—
Liabilities	—	—	288,397	129,476	815,661	116,374	(407,287)	942,621
Equity:
Class A common stock	305	—	—	—	—	30	(30)	305
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	397,034	322,770	74,264	393,858	—	(1,187,926)	90,776
Treasury stock at cost	(2,987)	—	—	—	—	—	—	(2,987)
Additional paid-in capital	308,939	—	—	—	—	4,316	(4,316)	308,939
Retained earnings	486,930	486,930	138,632	348,298	488,432	26,522	(1,488,814)	486,930
Comprehensive income	3,397	3,397	2,400	997	3,397	2,338	(12,529)	3,397
Equity	887,361	887,361	463,802	423,559	885,687	33,206	(2,693,615)	887,361
Liabilities and Equity	$887,361	$887,361	$752,199	$553,035	$1,701,348	$149,580	$(3,100,902)	$1,829,982

Consolidating Balance Sheet

As of December 31, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary	Eliminations/
	EMSC	EMS LP	HoldCo, Inc.	HoldCo, Inc.	Guarantors	Non-Guarantor	Adjustments	Total
Assets
Current assets:
Cash and cash equivalents	$—	$—	$—	$—	$265,761	$21,600	$—	$287,361
Insurance collateral	—	—	—	—	6,409	30,046	(2,979)	33,476
Trade and other accounts receivable, net	—	—	—	—	489,411	247	—	489,658
Parts and supplies inventory	—	—	—	—	23,031	—	—	23,031
Prepaids and other current assets	—	—	—	—	22,637	179	(4,199)	18,617
Current deferred tax assets	—	—	—	—	(3,834)	3,834	—	—
Current assets	—	—	—	—	803,415	55,906	(7,178)	852,143
Non-current assets:
Property, plant, and equipment, net	—	—	—	—	133,731	—	—	133,731
Intercompany receivable	—	—	283,557	125,791	—	—	(409,348)	—
Intangible assets, net	—	—	—	—	180,374	—	—	180,374
Non-current deferred tax assets	—	—	—	—	4,126	(6,120)	1,994	—
Insurance collateral	—	—	—	—	31,664	109,669	(5,270)	136,063
Goodwill	—	—	—	—	426,947	458	—	427,405
Other long-term assets	—	—	7,820	3,513	7,503	—	—	18,836
Investment and advances in subsidiaries	847,205	847,205	448,376	398,816	32,981	—	(2,574,583)	—
Assets	$847,205	$847,205	$739,753	$528,120	$1,620,741	$159,913	$(2,994,385)	$1,748,552
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$—	$—	$—	$39,460	$121	$—	$39,581
Accrued liabilities	—	—	747	232	231,297	27,362	—	259,638
Current deferred tax liabilities	—	—	—	—	5,114	—	—	5,114
Current portion of long-term debt	—	—	10,997	4,941	395	—	—	16,333
Current liabilities	—	—	11,744	5,173	276,266	27,483	—	320,666
Long-term debt	—	—	278,587	125,163	1,193	—	—	404,943
Long-term deferred tax liabilities	—	—	—	—	5,971	—	—	5,971
Insurance reserves and other long-term liabilities	—	—	—	—	89,596	90,625	(10,454)	169,767
Intercompany payable	—	—	—	—	400,524	8,824	(409,348)	—
Liabilities	—	—	290,331	130,336	773,550	126,932	(419,802)	901,347
Equity:
Class A common stock	304	—	—	—	—	30	(30)	304
Class B common stock	1	—	—	—	—	—	—	1
Partnership equity	90,776	394,655	321,581	73,075	393,139	—	(1,182,450)	90,776
Treasury stock at cost	(1,684)	—	—	—	—	—	—	(1,684)
Additional paid-in capital	305,258	—	—	—	—	4,316	(4,316)	305,258
Retained earnings	450,766	450,766	126,425	324,341	452,268	26,522	(1,380,322)	450,766
Comprehensive income	1,784	1,784	1,416	368	1,784	2,113	(7,465)	1,784
Equity	847,205	847,205	449,422	397,784	847,191	32,981	(2,574,583)	847,205
Liabilities and Equity	$847,205	$847,205	$739,753	$528,120	$1,620,741	$159,913	$(2,994,385)	$1,748,552

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2011

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by operating activities	$—	$—	$—	$—	$62,424	$9,575	$71,999
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(15,306)	—	(15,306)
Proceeds from sale of property, plant and equipment	—	—	—	—	10	—	10
Acquisition of businesses, net of cash received	—	—	—	—	(32,720)	—	(32,720)
Net change in insurance collateral	—	—	—	—	18,367	(5,961)	12,406
Net change in deposits and other assets	—	—	—	—	474	—	474
Net cash used in investing activities	—	—	—	—	(29,175)	(5,961)	(35,136)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	551	—	—	—	—	—	551
Class A common stock repurchased as treasury stock	(1,303)	—	—	—	—	—	(1,303)
Repayments of capital lease obligations and other debt	—	—	(1,273)	(572)	(121)	—	(1,966)
Excess tax benefits from stock-based compensation	—	—	—	—	1,169	—	1,169
Net change in bank overdrafts	—	—	—	—	12,097	—	12,097
Net intercompany borrowings (payments)	752	—	1,273	572	(2,597)	—	—
Net cash provided by financing activities	—	—	—	—	10,548	—	10,548
Change in cash and cash equivalents	—	—	—	—	43,797	3,614	47,411
Cash and cash equivalents, beginning of period	—	—	—	—	265,761	21,600	287,361
Cash and cash equivalents, end of period	$—	$—	$—	$—	$309,558	$25,214	$334,772

Condensed Consolidating Statement of Cash Flows

For the three months ended March 31, 2010

			Issuer	Issuer
			AMR	EmCare	Subsidiary	Subsidiary
	EMSC	EMS LP	HoldCo Inc.	HoldCo Inc.	Guarantors	Non-guarantors	Total
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$—	$—	$—	$—	$47,576	$(2,991)	$44,585
Cash Flows from Investing Activities
Purchase of property, plant and equipment	—	—	—	—	(6,516)	—	(6,516)
Proceeds from sale of property, plant and equipment	—	—	—	—	42	—	42
Acquisition of businesses, net of cash received	—	—	—	—	(3,300)	—	(3,300)
Net change in insurance collateral	—	—	—	—	(635)	3,001	2,366
Net change in deposits and other assets	—	—	—	—	290	—	290
Net cash (used in) provided by investing activities	—	—	—	—	(10,119)	3,001	(7,118)
Cash Flows from Financing Activities
EMSC issuance of class A common stock	4,402	—	—	—	—	—	4,402
Repayments of capital lease obligations and other debt	—	—	—	—	(1,184)	—	(1,184)
Excess tax benefits from share-based compensation	—	—	—	—	10,581	—	10,581
Increase in bank overdrafts	—	—	—	—	(3,099)	—	(3,099)
Net intercompany borrowings (payments)	(4,402)	—	—	—	4,402	—	—
Net cash provided by financing activities	—	—	—	—	10,700	—	10,700
Change in cash and cash equivalents	—	—	—	—	48,157	10	48,167
Cash and cash equivalents, beginning of period	—	—	—	—	317,538	15,350	332,888
Cash and cash equivalents, end of period	$—	$—	$—	$—	$365,695	$15,360	$381,055

11.         Subsequent Events

The Company’s management has evaluated events subsequent to March 31, 2011 through the issuance date of this report to identify any necessary changes to the consolidated financial statements or related disclosures.  Below is a description of events for which disclosure was deemed necessary.

Completion of the Merger contemplated by the Merger Agreement (see Note 1 - General; Merger Agreement) is subject to customary closing conditions, including, among others, (a) approval of the adoption of the Merger Agreement by a majority of the voting power of the outstanding capital stock of the Company, (b) expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and (c) the absence of any material adverse change in the Company.  The holders of the LP exchangeable units, who hold approximately 81% of the voting power of the capital stock of EMSC, have agreed to vote to approve the adoption of the Merger Agreement.  A special meeting of the stockholders to vote on the approval of the adoption of the Merger Agreement has been called for on May 20, 2011.

On April 1, 2011, the Company acquired all the capital stock of BestPractices, Inc., an emergency department staffing and management company based in Virginia.

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

This Report should be read in conjunction with EMSC’s consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 18, 2011.

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

The table below summarizes our approximate payor mix as a percentage of both net revenue and total transports and patient encounters for the quarters ended March 31, 2011 and 2010.  In determining the net revenue payor mix, we use cash collections in the period as an approximation of net revenue recorded.

	Percentage of Cash Collections (Net Revenue)		Percentage of Total Volume
	Q1 2011	Q1 2010	Q1 2011	Q1 2010
Medicare	22.3%	22.1%	26.4%	25.0%
Medicaid	6.0%	5.0%	13.2%	12.2%
Commercial insurance and managed care	48.4%	49.6%	42.4%	42.8%
Self-pay	4.6%	4.2%	18.0%	20.0%
Fees and subsidies	18.7%	19.1%	—	—
Total	100.0%	100.0%	100.0%	100.0%

Our 2011 volume mix has been positively impacted compared to our 2010 volume mix primarily by the continued expansion of our anesthesia business, which has a lower percentage of self-pay volume than our emergency department, radiology and inpatient services businesses.

In addition to continually monitoring our payor mix, we also analyze certain measures in each of our business segments.

AMR

Approximately 87% of AMR’s net revenue for the three months ended March 31, 2011 was transport revenue derived from the treatment and transportation of patients, including fixed wing medical transportation services, based on billings to third party payors, healthcare facilities and patients. The balance of AMR’s net revenue is derived from direct billings to communities and government agencies for the provision of training, dispatch center and other services.  AMR’s measures for net revenue include transports, segregated into ambulance and wheelchair transports and that we weight in certain analyses, and net revenue per transport.

The change from period to period in the number of transports and net revenue per transport is influenced by the mix of emergency versus non-emergency transports, changes in transports in existing markets from both new and existing facilities we serve for non-emergency transports, the effects of general community conditions for emergency transports and the impact of newly acquired businesses and markets AMR has exited.

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

EmCare

Of EmCare’s net revenue for the three months ended March 31, 2011, approximately 73% was derived from our hospital contracts for emergency department staffing, 16% from contracts related to anesthesiology services, 5% from our hospitalist/inpatient services, 4% from our services provided to radiology/teleradiology services, and 2% from other hospital management services. Approximately 78% of EmCare’s net revenue was generated from billings to third party payors and patients for patient encounters and approximately 22% was generated from billings to hospitals and affiliated physician groups for professional services. EmCare’s key net revenue measures are patient encounters, segregated into emergency department visits, radiology reads, and anesthesiology and hospitalist encounters and that we weight in certain analyses, net revenue per patient encounter, and number of contracts.

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

Factors Affecting Operating Results

Changes in Net New Contracts

Our operating results are affected directly by the number of net new contracts and related volumes we have in a period, reflecting the effects of both new contracts and contract expirations. We regularly bid for new contracts, frequently in a formal competitive bidding process that often requires written responses to a Request for Proposal, or RFP, and, in any fiscal period, certain of our contracts will expire. We may elect not to seek extension or renewal of a contract, or may reduce certain services, if we determine that we cannot continue to provide such services on favorable terms. With respect to expiring contracts we would like to renew, we may be required to seek renewal through an RFP, and we may not be successful in retaining any such contracts, or retaining them on terms that are as favorable as present terms.  For the year ended December 31, 2010, AMR and EmCare’s contract retention rates were 99% and 88%, respectively.

Inflation

Certain of our expenses, such as wages and benefits, insurance, fuel and equipment repair and maintenance costs, are subject to normal inflationary pressures. Fuel expense represented 10.7% and 9.6% of AMR’s operating expenses for the three months ended March 31, 2011 and 2010, respectively.  Although we have generally been able to offset inflationary cost increases through increased operating efficiencies and successful negotiation of fees and subsidies, we can provide no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies and fee changes.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized at the time of service and is recorded net of provisions for contractual discounts and estimated uncompensated care.  We estimate our provision for contractual discounts and uncompensated care based on payor reimbursement schedules, historical collections and write-off experience and other economic data.  As a result of the estimates used in recording the provisions and the nature of healthcare collections, which may involve lengthy delays, there is a reasonable possibility that recorded estimates will change materially in the short-term.

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

In addition, management analyzes the ultimate collectability of revenue and accounts receivable after certain stages of the collection cycle using a look-back analysis to determine the amount of receivables subsequently collected.  Adjustments related to this analysis are recorded as a reduction or increase to net revenue each month, and were less than 1% of net revenue for the each of three month periods ending March 31, 2011 and 2010.

Results of Operations

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

The following tables present a comparison of financial data from our unaudited consolidated statements of operations for the three months ended March 31, 2011 and 2010 for EMSC and our two operating segments.

Non-GAAP Measures

Adjusted EBITDA. Adjusted EBITDA is defined as net income before equity in earnings of unconsolidated subsidiary, income tax expense, interest and other (expense) income, realized (loss) gain on investments, interest expense and depreciation and amortization expense.  Adjusted EBITDA is commonly used by management and investors as a performance measure and liquidity indicator. Adjusted EBITDA is not considered a measure of financial performance under U.S. generally accepted accounting principles, or GAAP, and the items excluded from Adjusted EBITDA are significant components in understanding and assessing our financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to such GAAP measures as net income, cash flows provided by or used in operating, investing or financing activities or other financial statement data presented in our financial statements as an indicator of financial performance or liquidity. Since Adjusted EBITDA is not a measure determined in accordance with GAAP and is susceptible to varying calculations, Adjusted EBITDA, as presented, may not be comparable to other similarly titled measures of other companies. The tables set forth a reconciliation of Adjusted EBITDA to net income and cash flows provided by operating activities.

Unaudited Consolidated Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

EMSC

	Quarter ended March 31, 2011		Quarter ended March 31, 2010
		% of net revenue		% of net revenue
Net revenue	$760,835	100.0%	$679,354	100.0%
Compensation and benefits	537,077	70.6	480,317	70.7
Operating expenses	96,963	12.7	86,529	12.7
Insurance expense	26,539	3.5	22,070	3.2
Selling, general and administrative expenses	17,835	2.3	16,858	2.5
Interest income from restricted assets	(396)	(0.1)	(855)	(0.1)
Adjusted EBITDA	82,817	10.9	74,435	11.0
Depreciation and amortization expense	(17,525)	(2.3)	(16,180)	(2.4)
Interest expense	(4,817)	(0.6)	(8,266)	(1.2)
Realized (loss) gain on investments	(4)	(0.0)	92	0.0
Interest and other (expense) income	(1,746)	(0.2)	265	0.0
Income tax expense	(22,652)	(3.0)	(19,410)	(2.9)
Equity in earnings of unconsolidated subsidiary	91	0.0	94	0.0
Net income	$36,164	4.8%	$31,030	4.6%

Unaudited Reconciliation of Adjusted EBITDA to Cash Flows Provided by Operating Activities

(dollars in thousands)

	Quarter ended March 31,
	2011	2010
Adjusted EBITDA	$82,817	$74,435
Interest expense (less deferred loan fee amortization)	(4,017)	(7,759)
Change in accounts receivable	(10,762)	2,191
Change in other operating assets/liabilities	26,769	3,934
Equity based compensation	1,962	1,104
Excess tax benefits from stock-based compensation	(1,169)	(10,581)
Income tax expense, net of change in deferred taxes	(22,307)	(19,543)
Other	(1,294)	804
Cash flows provided by operating activities	$71,999	$44,585

 Unaudited Segment Results of Operations and as a Percentage of Net Revenue

(dollars in thousands)

AMR

	Quarter ended March 31, 2011		Quarter ended March 31, 2010
		% of net Revenue		% of net revenue
Net revenue	$364,208	100.0%	$336,962	100.0%
Compensation and benefits	222,038	61.0	208,351	61.8
Operating expenses	84,290	23.1	75,639	22.4
Insurance expense	11,882	3.3	11,185	3.3
Selling, general and administrative expenses	10,640	2.9	9,729	2.9
Interest income from restricted assets	(231)	(0.1)	(344)	(0.1)
Adjusted EBITDA	35,589	9.8	32,402	9.6
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	35,589	9.8	32,402	9.6
Depreciation and amortization expense	(11,571)	(3.2)	(11,234)	(3.3)
Interest income from restricted assets	(231)	(0.1)	(344)	(0.1)
Income from operations	$23,787	6.5%	$20,824	6.2%

EmCare

	Quarter ended March 31, 2011		Quarter ended March 31, 2010
		% of net revenue		% of net revenue
Net revenue	$396,627	100.0%	$342,392	100.0%
Compensation and benefits	315,039	79.4	271,966	79.4
Operating expenses	12,673	3.2	10,890	3.2
Insurance expense	14,657	3.7	10,885	3.2
Selling, general and administrative expenses	7,195	1.8	7,129	2.1
Interest income from restricted assets	(165)	(0.0)	(511)	(0.1)
Adjusted EBITDA	47,228	11.9	42,033	12.3
Reconciliation of Adjusted EBITDA to income from operations
Adjusted EBITDA	47,228	11.9	42,033	12.3
Depreciation and amortization expenses	(5,954)	(1.5)	(4,946)	(1.4)
Interest income from restricted assets	(165)	(0.0)	(511)	(0.1)
Income from operations	$41,109	10.4%	$36,576	10.7%

Quarter ended March 31, 2011 compared to the quarter ended March 31, 2010

Consolidated

Our results for the three months ended March 31, 2011 reflect an increase in net revenue of $81.5 million and an increase in net income of $5.1 million compared to the three months ended March 31, 2010.  The increase in net income is attributable primarily to growth in income from operations and a decrease in interest expense, partially offset by an increase in income tax expense.  During the three months ended March 31, 2011, we also recorded $2.0 million for fees associated with the proposed Merger transaction with affiliates of Clayton, Dubilier & Rice, LLC which are included in interest and other (expense) income (see Note 1 to the accompanying unaudited consolidated financial statements).  Basic and diluted earnings per share were $0.82 and $0.80, respectively, for the three months ended March 31, 2011.  Basic and diluted earnings per share were $0.71 and $0.70, respectively, for the same period in 2010.

Net revenue. For the three months ended March 31, 2011, we generated net revenue of $760.8 million compared to net revenue of $679.4 million for the three months ended March 31, 2010, representing an increase of 12.0%.  The increase is attributable primarily to increases in rates and volumes on existing contracts combined with increased volume from net new contracts and acquisitions.

Adjusted EBITDA. Adjusted EBITDA was $82.8 million, or 10.9% of net revenue, for the three months ended March 31, 2011 compared to $74.4 million, or 11.0% of net revenue, for the three months ended March 31, 2010.

Interest expense. Interest expense for the three months ended March 31, 2011 was $4.8 million compared to $8.3 million for the three months ended March 31, 2010.  The decrease was due to the reduction of our effective interest rate from our new credit facility entered into in April 2010 and the redemption of our senior subordinated notes.  In conjunction with entering into our new credit facility, we reduced our total outstanding debt by $25.0 million.

Income tax expense. Income tax expense increased by $3.2 million for the three months ended March 31, 2011 compared to the same period in 2010.  Our effective tax rate was 38.6% for the three months ended March 31, 2011 and 2010.

AMR

Net revenue. Net revenue for the three months ended March 31, 2011 was $364.2 million, an increase of $27.2 million, or 8.1%, from $337.0 million for the same period in 2010. The increase in net revenue was due primarily to an increase of 4.7%, or $15.8 million, in weighted transport volume and an increase in net revenue per weighted transport of 3.4%, or $11.4 million.  The increase in net revenue per weighted transport of 3.4% was due to a 1.8% increase in net revenue per transport resulting from a higher mix of emergency versus non-emergency transports and rate increases in several markets, with the remaining increase coming from growth in our managed transportation business. AMR’s managed transportation business represented 6.0% of AMR’s net revenue for the quarter ended March 31, 2011 compared to 4.5% for the quarter ended March 31, 2010.  Weighted transports increased 33,700 from the same quarter last year.  The change was due to an increase in weighted transport volume in existing markets of 3.0%, or 21,100 weighted transports, an increase of 9,700 weighted transports from acquisitions, and an increase of 4,200 weighted transports from our entry into new markets, which increases were partially offset by a decrease of 1,300 weighted transports from the exit of certain markets.

Compensation and benefits. Compensation and benefit costs for the three months ended March 31, 2011 were $222.0 million, or 61.0% of net revenue, compared to $208.4 million, or 61.8% of net revenue, for the same period last year. Ambulance crew wages per ambulance unit hour increased by approximately 2.7%, or $3.1 million, attributable primarily to annual wage rate increases.  Ambulance unit hours increased period over period by 3.3%, or $3.8 million, due primarily to our entry into new markets.  Non-crew compensation increased period over period by $2.1 million due primarily to acquisitions and increases in our managed transportation business. Total benefits related costs increased $4.6 million due primarily to increases in payroll taxes and higher costs for our health insurance plans.

Operating expenses. Operating expenses for the three months ended March 31, 2011 were $84.3 million, or 23.1% of net revenue, compared to $75.6 million, or 22.4% of net revenue, for the three months ended March 31, 2010.  The change is due primarily to increased costs associated with our managed transportation business of $6.2 million and an increase in fuel costs of $1.7 million.

Insurance expense. Insurance expense for the three months ended March 31, 2011 was $11.9 million, or 3.3% of net revenue, compared to $11.2 million, or 3.3% of net revenue, for the same period in 2010.  We recorded an increase of prior year insurance provisions of $0.8 million during the three months ended March 31, 2011 compared to a decrease of $0.9 million during the three months ended March 31, 2010.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2011 was $10.6 million, or 2.9% of net revenue, compared to $9.7 million, or 2.9% of net revenue, for the three months ended March 31, 2010.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2011 was $11.6 million, or 3.2% of net revenue, compared to $11.2 million, or 3.3% of net revenue, for the same period in 2010.

EmCare

Net revenue. Net revenue for the three months ended March 31, 2011 was $396.6 million, an increase of $54.2 million, or 15.8%, from $342.4 million for the three months ended March 31, 2010. The increase was due primarily to an increase in patient encounters from net new hospital contracts and net revenue increases in existing contracts. Following December 31, 2009, we added 44 net new contracts which accounted for a net revenue increase of $43.3 million for the three months ended March 31, 2011.  Of the 44 net new contracts added since December 31, 2009, 40 were added in 2010 resulting in an incremental increase in 2011 net revenue of $43.1 million.  EmCare has added 25 new contracts and terminated 21 contracts to date in 2011, resulting in an increase in net revenue of $0.2 million for the three months ended March 31, 2011.  Net revenue under our “same store” contracts (contracts in existence for the entirety of both periods) increased $15.5 million, or 5.5%, for the three months ended March 31, 2011.  The change was due primarily to a 7.1% increase in same store weighted patient encounters, partially offset by a 1.6% decrease in revenue per weighted patient encounter.  The increase in same store net revenue was due primarily to additional volume, partially offset by a lower average charge per patient, related to a stronger flu season in the first quarter of 2011 compared to the same period in 2010.

Compensation and benefits. Compensation and benefits costs for the three months ended March 31, 2011 were $315.0 million, or 79.4% of net revenue, compared to $272.0 million, or 79.4% of net revenue, for the same period in 2010. Provider compensation costs increased $32.3 million from net new contract additions. Same store provider compensation costs were $7.0 million higher than the prior period due primarily to a 7.1% increase in same store weighted patient encounters, partially offset by a 3.5% decrease in provider compensation per weighted patient encounter.  Non-provider compensation and total benefits costs increased by $3.7 million due primarily to our recent acquisitions and organic growth.

Operating expenses. Operating expenses for the three months ended March 31, 2011 were $12.7 million, or 3.2% of net revenue, compared to $10.9 million, or 3.2% of net revenue, for the same period in 2010.  Operating expenses increased $1.8 million due primarily to our recent acquisitions and organic growth.

Insurance expense. Professional liability insurance expense for the three months ended March 31, 2011 was $14.7 million, or 3.7% of net revenue, compared to $10.9 million, or 3.2% of net revenue, for the three months ended March 31, 2010.  We recorded an increase of prior year insurance provisions of $1.7 million during the three months ended March 31, 2011 compared to a decrease of $1.9 million during the three months ended March 31, 2010.

Selling, general and administrative. Selling, general and administrative expense for the three months ended March 31, 2011 was $7.2 million, or 1.8% of net revenue, compared to $7.1 million, or 2.1% of net revenue, for the three months ended March 31, 2010.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2011 was $6.0 million, or 1.5% of net revenue, compared to $4.9 million, or 1.4% of net revenue, for the three months ended March 31, 2010.  The $1.1 million increase is due primarily to additional amortization expense associated with contract intangible assets recorded on acquisitions completed since December 31, 2009.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and the understanding of our results of operations that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” contained in our annual report on Form 10-K for the year ended

December 31, 2010 and incorporated by reference herein. As of March 31, 2011, there were no significant changes in our critical accounting policies or estimation procedures.

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

We believe our cash and cash equivalents, cash provided by our operating activities, and amounts available under our senior secured credit facility will meet the liquidity requirements of our business through at least the next 12 months. We have available to us, upon compliance with customary conditions, $150 million under the revolving credit facility, less any letters of credit outstanding.  As of March 31, 2011, outstanding letters of credit which impacted our available credit under the revolving credit facility totaled $47.3 million. As of March 31, 2011, EMCA Insurance Company, Ltd., our captive insurance company, also had letters of credit outstanding which totaled $27.4 million.

Cash Flow

The table below summarizes cash flow information derived from our statements of cash flows for the periods indicated, amounts in thousands.

	Quarter ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$71,999	$44,585
Investing activities	(35,136)	(7,118)
Financing activities	10,548	10,700

Operating activities. Net cash provided by operating activities was $72.0 million for the three months ended March 31, 2011 compared to $44.6 million for the same period in 2010.  The change in operating cash flows was affected primarily by an increase in net income combined with changes in operating assets and liabilities and the cash flow benefit related to tax deductions from stock-based compensation, which has been reported as an increase in financing cash flows.  Accounts payable and accrued liabilities increased cash flows from operations $29.1 million during the three months ended March 31, 2011 compared to $6.0 million during the three months ended March 31, 2010.  The change is due primarily to the timing of income tax related payments, and lower incentive compensation payments during the three months ended March 31, 2011 compared to the same period in 2010.  Accounts receivable increased $10.8 million and days sales outstanding, or DSO, decreased 1 day during the three months ended March 31, 2011.

We regularly analyze DSO which is calculated by dividing our net revenue for the quarter by the number of days in the quarter.  The result is divided into net accounts receivable at the end of the period.  DSO provides us with a gauge to measure receivables, revenue and collection activities.  The reductions since December 31, 2009 shown below are due to additional collections on accounts receivable as a result of continued billing and collection enhancements at both AMR and EmCare.  The following table outlines our DSO by segment and in total excluding the impact of acquisitions completed within the specific quarter:

	Q1 2011	Q4 2010	Q3 2010	Q2 2010	Q1 2010	Q4 2009
AMR	66	69	70	68	66	68
EmCare	54	54	54	55	56	60
EMSC	60	61	61	62	61	64

Investing activities.  Net cash used in investing activities was $35.1 million for the three months ended March 31, 2011 compared to $7.1 million for the same period in 2010.  The change relates primarily to increases in acquisition activity.  Acquisitions of businesses totaled $32.7 million during the three months ended March 31, 2011 compared to $3.3 million during the same period in 2010.

Financing activities.  Net cash provided by financing activities was $10.5 million for the three months ended March 31, 2011 compared to $10.7 million for the same period in 2010.  At March 31, 2011, there were no amounts outstanding under our revolving credit facility.

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

We manage our exposure to changes in fuel prices and, as appropriate, use highly effective derivative instruments to manage well-defined risk exposures. As of March 31, 2011, we were party to a series of fuel hedge transactions with a major financial institution under one master agreement. Each of the transactions effectively fixes the cost of diesel fuel at prices ranging from $3.07 to $3.29 per gallon. We purchase the diesel fuel at the market rate and periodically settle with our counterparty for the difference between the national average price for the period published by the Department of Energy and the agreed upon fixed price. The transactions fix the price for a total of 3.9 million gallons and are spread over periods from April 2011 through June 2012.

As of March 31, 2011, we had $418.6 million of debt, excluding capital leases, of which $417.0 million was variable rate debt under our senior secured credit facility and the balance was fixed rate debt. An increase or decrease in interest rates of 0.2% will impact our interest costs by $0.8 million annually.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

EMERGENCY MEDICAL SERVICES CORPORATION

PART II. OTHER INFORMATION

FOR THE THREE MONTHS ENDED

MARCH 31, 2011

ITEM 1. LEGAL PROCEEDINGS

For additional information regarding legal proceedings, please refer to note 7, under the caption “Commitments and Contingencies” of the notes accompanying the consolidated financial statements included herein, and to our Annual Report on Form 10-K filed with the SEC on February 18, 2011.

Eleven purported shareholder class actions relating to the transactions contemplated by the Agreement and Plan of Merger, dated as of February 13, 2011, among EMSC, CDRT Acquisition Corporation and CDRT Merger Sub, Inc. (the “Merger Agreement”), have been filed in state court in Delaware and federal and state courts in Colorado against various combinations of EMSC, the members of our board of directors, and other parties. Seven actions were filed in the Delaware Court of Chancery beginning on February 22, 2011, which have since been consolidated into one action entitled In re Emergency Medical Services Corporation Shareholder Litigation, Consolidated C.A. No. 6248-VCS. On April 4, 2011, the Delaware plaintiffs filed their consolidated class action complaint. Two actions, entitled Scott A. Halliday v. Emergency Medical Services Corporation, et al., Case No. 2011CV316 (filed on February 15, 2011), and Alma C. Howell v. William Sanger, et. al., Case No. 2011CV488 (filed on March 1, 2011), were filed in the District Court, Arapahoe County, Colorado. Two other actions, entitled Michael Wooten v. Emergency Medical Services Corporation, et al., Case No. 11-CV-00412 (filed on February 17, 2011) (the “Wooten action”), and Neal Greenberg v. Emergency Medical Services Corporation, et. al., Case No. 11-CV-00496 (filed on February 28, 2011), were filed in the U.S. District Court for the District of Colorado. These actions generally allege that the directors of EMSC, Onex Corporation and/or Onex Corporation’s subsidiaries breached their fiduciary duties by, among other things: approving the transactions contemplated by the Merger Agreement, which allegedly were financially unfair to EMSC and its public stockholders; agreeing to provisions in the Merger Agreement that will allegedly prevent the board from considering other offers; permitting the unitholders agreement (which secures the majority votes in favor of the merger contemplated by the Merger Agreement (the “Merger”)) and failing to require a provision in the Merger Agreement requiring that a majority of the public stockholders approve the transactions contemplated by the Merger Agreement; and/or making allegedly materially inadequate disclosures. These actions further allege that certain defendants aided and abetted these breaches. In addition, the two actions filed in the U.S. District Court for the District of Colorado contain individual claims brought under Section 14(a) and Section 20(a) of the Securities Exchange Act of 1934, as amended, pertaining to the purported dissemination of allegedly misleading proxy materials. These actions seek unspecified damages and equitable relief, including an injunction halting the Merger or rescission of the Merger, as applicable. The plaintiffs in the consolidated Delaware action have filed a motion for a preliminary injunction. We believe that all of the allegations in these actions are without merit and intend to vigorously defend these matters.  If any one of the plaintiffs is successful in obtaining an injunction prohibiting the completion of the Merger on the agreed-upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of EMSC’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs

January 1, 2011 through January 31, 2011	—		—	—	N/A
February 1, 2011 through February 28, 2011	—		—	—	N/A
March 1, 2011 through March 31, 2011	20,469	(1)	$63.66	—	N/A

(1)          Represents shares of restricted stock held by employees under the Company’s Amended and Restated Long-Term Incentive Plan and delivered to the Company upon vesting to satisfy the recipients’ tax withholding obligation to the Company.

ITEM 6. EXHIBITS

2.1

Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on February 17, 2011).

2.2

Unitholders Agreement, among Emergency Medical Services Corporation, Emergency Medical Services L.P., CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Onex Corporation, solely in its capacity as Trustee under the Voting and Exchange Trust Agreement, dated December 2005 among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation, and the Limited Partners listed on the signature pages thereto, dated as of February 13, 2011 (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on February 17, 2011).

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

31.4

Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EMERGENCY MEDICAL SERVICES CORPORATION

(registrant)

May 4, 2011	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EMERGENCY MEDICAL SERVICES L.P.
(registrant)

	By:	Emergency Medical Services Corporation, its General Partner

May 4, 2011	By:	/s/ William A. Sanger
Date		William A. Sanger
Chairman and Chief Executive Officer

	By:	/s/ Randel G. Owen
Randel G. Owen
Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, among CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Emergency Medical Services Corporation, dated as of February 13, 2011 (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on February 17, 2011).

2.2

Unitholders Agreement, among Emergency Medical Services Corporation, Emergency Medical Services L.P., CDRT Acquisition Corporation, CDRT Merger Sub, Inc. and Onex Corporation, solely in its capacity as Trustee under the Voting and Exchange Trust Agreement, dated December 2005 among Emergency Medical Services Corporation, Emergency Medical Services L.P. and Onex Corporation, and the Limited Partners listed on the signature pages thereto, dated as of February 13, 2011 (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K filed on February 17, 2011).

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

31.4

Certification of the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of the Chief Executive Officer and the Chief Financial Officer of Emergency Medical Services Corporation, as general partner of Emergency Medical Services L.P. pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from EMSC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) Notes to the Unaudited Consolidated Financial Statements.*

*    Filed with this Report